Form 10-Q
period 2011-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2011-11-14
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-54449

Cyclone Power Technologies, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-0519058
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

601 NE 26th Ct
Pompano Beach, Florida	33064
(Address of principal executive offices)	(Zip Code)
(954) 943-8721
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 8, 2011, there were 221,643,435 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q

Cyclone Power Technologies, Inc.
Consolidated Balance Sheets
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$71,548	$6,557
Accounts receivable	-	4,200
Inventory	547,288	228,838
Other current assets	8,870	828
Total current assets	627,706	240,423

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	176,114	139,428
Less: Accumulated depreciation	(71,220)	(55,644)
Net property and equipment	104,894	83,784

OTHER ASSETS
Patents, trademarks and copyrights	565,809	486,466
Less: Accumulated amortization	(107,102)	(81,115)
Net patents, trademarks and copyrights	458,707	405,351
Other assets	2,607	1,156
Total other assets	461,314	406,507

Total Assets	$1,193,914	$730,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$345,441	$187,887
Accounts payable and accrued expenses-related parties	1,203,864	991,269
Notes and other loans payable	5,000	5,000
Notes and other loans payable-related parties	672,359	659,577
Capitalized lease obligations-current portion	2,925	6,565
Deferred revenue and license deposits	527,500	710,000
Warranty provision	2,114	2,324

Total current liabilities	2,759,203	2,562,622

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	-	2,451
Derivative Liabilities-Warrants	1,061,836	459,537
Derivative Liabilities-Series A Convertible Preferred Stock	-	10,623,624
Total non-current liabilities	1,061,836	11,085,612

Total liabilities	3,821,039	13,648,234

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $.0001 par value, 750,000 shares authorized, 0 and 705,453 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	-	71

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	-	-

Common stock, $.0001 par value, 300,000,000 shares authorized, 221,643,435 and 114,020,135 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively.	22,164	11,402
Additional paid-in capital	42,449,998	9,004,547
Prepaid expenses from equity contribution	(15,000)	(27,500)
Preferred stock subscription receivable	(18,000)	(18,000)
Accumulated deficit	(45,196,349)	(22,022,915)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,757,187)	(13,052,395)
Non controlling interest in consolidated subsidiary-Cyclone WHE LLC	130,062	134,875

Total Stockholders Deficit	(2,627,125)	(12,917,520)

Total Liabilities and Stockholders' Deficit	$1,193,914	$730,714

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2011	2010	2011	2010

REVENUES	$250,000	$97,475	$250,000	$202,375

COST OF GOODS SOLD	148,934	20,663	399,801	72,460

Gross profit (loss)	101,066	76,812	(149,801)	129,915

OPERATING EXPENSES
Advertising and promotion	17,271	12,851	49,565	39,225
General and administrative	814,070	324,776	2,002,814	1,249,701
Research and development	46,812	230,556	544,544	661,706

Total operating expenses	878,153	568,183	2,596,923	1,950,632

Operating loss	(777,087)	(491,371)	(2,746,724)	(1,820,717)

OTHER INCOME (EXPENSE)
Other (expense)	-	-	(26,964)	(129,052)
Derivative Income (Expense) -Warrants	48,459	10,281	(602,299)	191,475
Derivative Income (Expense) -Series A Preferred Stock
Founders Stock	-	(409,141)	(13,238,033)	1,681,719
New Investors' stock	-	(132,114)	(6,533,053)	556,487
Interest (expense)	(10,273)	(10,209)	(31,174)	(32,896)

Total other (expense) income	38,186	(541,183)	(20,431,523)	2,267,733

(Loss) income before income taxes	(738,901)	(1,032,554)	(23,178,247)	447,016
Income taxes	-	-	-	-

Net (loss) income	$(738,901)	$(1,032,554)	$(23,178,247)	$447,016

Net (loss) income per common share, basic	$(0.00)	$(0.01)	$(0.16)	$0.00

Weighted average number of common shares outstanding	218,968,632	110,943,992	143,237,904	106,057,139

 The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Year Ended December 31, 2010 and
Nine Months Ended September 30, 2011 (unaudited)

												Total
									Prepaid	Preferred		Stockholders' (Deficit)	Non Controlling
	Preferred		Preferred				Additional		Expenses	Stock		Cyclone	Intereest	Total
	Stock A		Stock B		Common Stock		Paid In	Treasury	From Equity	Subscription	Accumulated	Power	In Consol.	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Contribution	Receivable	( Deficit)	Tech. Inc.	Subsidiary	(Deficit)
Balance, December 31, 2009	540,000	$54	1,000	$-	103,699,133	$10,369	$7,033,973	$-	$-	$(18,000)	$(20,003,576)	$(12,977,180)	-	$(12,977,180)

Issuance of restricted shares for outside services	2,000	-	-	-	4,077,280	409	608,278	-	-	-	-	608,687	-	608,687

Issuance of restricted shares and options for employee services	2,500	1	-	-	1,681,500	168	207,275	-	-	-	-	207,444	-	207,444

Sale of common stock	-	-	-	-	2,062,222	206	163,372	-	-	-	-	163,578	-	163,578

Sale of preferred stock	141,000	14	-	-	-	-	635,997	-	-	-	-	636,011	-	636,011

Warrants issued pursuant to preferred stock sale	-	-	-	-	-	-	84,589	-	-	-	-	84,589	-	84,589

Conversion of debt to common stock	-	-	-	-	2,500,000	250	171,300	-	-	-	-	171,550	-	171,550

Conversion of debt to preferred stock	19,953	2	-	-	-	-	99,763	-	-	-	-	99,765	-	99,765

Conversion of debt to equity in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	30,000	30,000

Sale of equity in subsidiary for cash	-	-	-	-	-	-	-	-	-	-	-	-	50,000	50,000

Sale of equity in subsidiary for services	-	-	-	-	-	-	-	-	(60,000)	-	-	(60,000)	60,000	-

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	32,500	-	-	32,500	-	32,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	5,125	5,125	(5,125)	-

Net loss year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(2,024,464)	(2,024,464)	-	(2,024,464)

Balance, December 31, 2010	705,453	71	1,000	-	114,020,135	11,402	9,004,547	-	(27,500)	(18,000)	(22,022,915)	(13,052,395)	134,875	(12,917,520)

Issuance of restricted shares for outside services	-	-	-	-	2,869,778	287	823,586	-	-	-	-	823,873	-	823,873

Issuance of restricted shares and options for employee services	-	-	-	-	480,000	48	397,187	-	-	-	-	397,235	-	397,235

Sale of common stock	-	-	-	-	7,721,536	772	976,525	-	-	-	-	977,297	-	977,297

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	390,488	-	-	-	-	390,488	-	390,488

Sale of preferred stock	44,547	4	-	-	-	-	192,731	-	-	-	-	192,735	-	192,735

Issuance of restricted shares for contract penalty re-delayed shippment	-	-	-	-	999,122	100	224,900	-	-	-	-	225,000	-	225,000

Purchase of Series A Preferred Treasury Stock	-	-	-	-	-	-	-	40,000	-	-	-	40,000	-	40,000

Sale of Series A Preferred Treasury Stock	-	-	-	-	-	-	-	(40,000)	-	-	-	(40,000)	-	(40,000)

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	27,500	-	-	27,500	-	27,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	4,813	4,813	(4,813)	-

Issuance of restricted common shares for future services	-	-	-	-	200,000	20	14,980	-	(15,000)	-	-	-	-	-

Conversion of Series A Preferred Stock to Common stock	(750,000)	(75)	-	-	95,100,000	9,510	(9,435)	-	-	-	-	-	-	-

Application of derivative liability from conversion of Series A Preferred Stock	-	-	-	-	-	-	30,394,710	-	-	-	-	30,394,710	-	30,394,710

Conversion of debt and liability to common stock	-	-	-	-	213,975	21	39,783	-	-	-	-	39,804	-	39,804

Issuance of common stock per settlement agreement arising from reverse merger	-	-	-	-	25,000	3	(3)	-	-	-	-	-	-	-

Conversion of stock options-cashless exercise					13,889	1	(1)	-	-	-	-	-	-	-

Net loss nine months ended September 30, 2011	-	-	-	-	-	-	-	-	-	-	(23,178,247)	(23,178,247)	-	(23,178,247)

Balance, September 30, 2011	-	$-	1,000	$-	221,643,435	$22,164	$42,449,998	$-	$(15,000)	$(18,000)	$(45,196,349)	$(2,757,187)	$130,062	$(2,627,125)

 The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(unaudited)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(23,178,247)	$447,016
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization	41,563	42,215
Loss allocated to non controlling interest in subsidiary	(4,813)	(2,500)
Issuance of restricted common and preferred stock and options for services	1,221,108	707,411
Issuance of restricted common stock for contract penalty	225,000	-
Loss (income) from derivative liability-warrants	602,299	(191,475)
Loss (income) from derivative liability-Series A Preferred Stock	19,771,086	(2,238,206)
Provision for loss on debt and liability conversion	-	159,050
Amortization of prepaid expenses purchased with equity	27,500
Changes in operating assets and liabilities:
Decrease in accounts receivable	4,200	-
Increase in inventory	(318,450)	(79,729)
(Increase) decrease in other assets	(9,493)	5,702
(Increase) decrease in deferred revenue and deposits	(182,500)	162,476
Increase in accounts payable and accrued expenses	202,171	138,162
Decrease in warranty provision	(210)	(3,874)
Increase in accounts payable and accrued expenses-related parties	212,595	210,918
Net cash used by operating activities	(1,386,191)	(642,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(79,343)	(80,580)
Expenditures for fixed assets	(36,686)	(24,131)
Net cash used by investing activities	(116,029)	(104,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Preferred treasury stock	40,000	-
Payment of capitalized leases	(6,091)	(6,225)
Proceeds from sale of common stock	1,367,785	151,077
Proceeds from sale of preferred stock	192,735	510,600
(Decrease) increase in related party notes and loans payable	(27,218)	88,344
Net cash provided by financing activities	1,567,211	743,796

Net increase (decrease) in cash and cash equivalents	64,991	(3,749)
Cash and cash equivalents, beginning of period	6,557	28,558

Cash and cash equivalents, end of period	$71,548	$24,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$808	$2,346

NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of 8,000 shares of Series A Preferred treasury stock via note payable	$40,000	$-
Conversion of debt and liabilities by issuing 19,953 shares of Series A Preferred stock	$-	$99,765
Conversion of debt by selling 5% of consolidated subsidiary equity	$-	$30,000
Conversion of debt and liabilities by issuing 213,975 shares of common stock	$39,804	$-
Conversion of debt and liabilities by issuing 2,500,000 shares of common stock	$-	$12,500

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Notes to the Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A.	ORGANIZATION AND O AND OPERATIONS

Cyclone Power Technologies, Inc. (the “Company”) is a clean-tech engineering company, whose business is to develop, commercialize and license its patented Rankine cycle engine technology for applications ranging from renewable power generation to transportation. The Company is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in June 2004. The LLLP was the original developer and intellectual property holder of the Cyclone engine technology.

On July 2, 2007, the LLLP merged into Cyclone Power Technologies, Inc., a publicly-traded Florida corporation that had recently re-domiciled from California and changed its name from Coastal Technologies, Inc. (the “Pink Sheet Company”). Prior to the merger, the Pink Sheet Company was engaged in the business of medical software development. At such time, the Pink Sheet Company had outstanding 22,249,841 shares of common stock.  Pursuant to the merger agreement, the Company issued 500,000 shares of Series A Convertible Preferred Stock ($.0001 par value), 1,000 shares of Series B Preferred Stock ($.0001 par value) and 33,000,000  shares of common stock ($.0001 per value) for all the equity interests of the LLLP. Pursuant to the merger and the share exchange, the LLLP was dissolved. The stock issued represented 60 percent of the common stock and all of the Series A Preferred and Series B Preferred stock of the Company at the time of merger. This reverse merger was accounted for as a recapitalization of Cyclone, with all assets and liabilities recorded at historical cost.  Concurrent with the merger,  the Company sold its medical software development business for $100,000 in cash. Prior to the merger, the Pink Sheet Company had operations, assets and liabilities, and was not considered a “Shell Company” under SEC guidelines.

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2011, the Company had an 82.5% controlling interest in the Subsidiary.

B.	ACCOUNTING STANDARDS CODIFICATION

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105-10 in June 2009, to be effective September 15, 2009. This establishes the ASC codification as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (GAAP).  All existing accounting standards are superseded as described in FASB Accounting Standards Codification (SFAS) No. 168, aside from those issued by the SEC. All other accounting literature not included in the Codification is non-authoritative. Adoption of this Codification as of September 30, 2009, which is reflected in our disclosures and references to accounting standards, had no change to our financial position or results of operations.

C.	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and its 82.5% owned Subsidiary. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

The Company prepares its unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

D.	SUBSEQUENT EVENTS

In May 2009, the FASB issued SFAS No. 165, (ASC 855) Subsequent Events (ACS 855) which offers assistance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Management evaluated events occurring between the Balance Sheet date of September 30, 2011, and when the financial statements were available to be issued, and determined that there are no reportable events.

E.	CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

F.	ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consist of amounts due pursuant to research and development prototype charges. At September 30, 2011 uncollected progress billings of $212,956 were off-set against deferred revenue.  At December 31, 2010, no allowance for doubtful accounts was deemed necessary.

G.	COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of  September 30, 2011 total anti-dilutive shares amounted to approximately 8.4 million shares, exclusive of 4.6 million shares subject to an unvested common stock purchase warrant.

H.	INCOME TAXES

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 formerly Statement of Financial Accounting Standards (”SFAS”) No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

Effective January 1, 2009, the Company adopted certain provisions under ASC Topic 740, Income Taxes, (“ASC 740”), which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The Adoption of ASC 740 did not have an impact on the Company’s financial position and results of operations.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2010.

I.	REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with accounting Codification as ASC 605, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Sales revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.  The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance, after the “deliverable” has been accepted.

It is the Company’s intention, when it has royalty revenue from its contracts, to record royalty revenue in the quarter earned as advised by customers. The Company does not have any royalty revenue to date.

J.	WARRANTY PROVISIONS

Current contracts do not require warranty assistance subsequent to acceptance of the “deliverable R&D prototype” by the customer. For products that the Company will resell in the future, warranty costs are anticipated to be fully borne by the manufacturing vendor.

K.	INVENTORY

Inventory is recorded at the lower of standard cost or market. Standard costs for material, labor and allocated overhead, are reflective of the estimated costs to manufacture a completed engine after related developmental research and development expenses have been provided for.

L.	FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820 Fair Value “Measurements and Disclosures” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.
Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.
Level 3	—
Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The summary of fair values and changing values of financial instruments as of September 30, 2011 and December 31, 2010 is as follows:

Instrument	Fair Value	Level	Valuation Methodology

Derivative liabilities as of Sept. 30, 2011	$1,061,836	3	Binomial Lattice Model and Black Scholes

Derivative liabilities as of Dec. 31, 2010	$11,083,161	3	Binomial Lattice Model and Black Scholes

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

M.	RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred.  Costs for the nine months ended September 30, 2011 and 2010 were $544,544 and $661,706, respectively.

N.	STOCK BASED COMPENSATION

The Company applies the fair value method of ASC 718, Share Based Payment, formerly Statement of Financial Accounting Standards (“SFAS”) No. 123R “Accounting for Stock Based Compensation”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date of issuance.

O.	COMMON STOCK OPTIONS AND PURCHASE WARRANTS

The Company accounts for common stock options and purchase warrants at fair value in accordance with ASC 815-40 Derivatives and Hedging. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, Share Based Payment. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50 Equity Based payments to Non-employees.

P.	PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Computers and trade show equipment	3 years
Shop equipment	7 years
Furniture, fixtures, and leasehold improvements	10-15 years

Expenditures for maintenance and repairs are charged to operations as incurred.

Q.	IMPAIRMENT OF LONG LIVED ASSETS

The Company continually evaluates the carrying value of intangible assets and other long lived assets to determine whether there are any impairment losses.  If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, the Company has not recognized any impairment charges.

R.	RECLASSIFICATIONS

Certain balances that have been presented previously have been reclassified to conform to the financial statement presentation adopted for this year.

S.	DERIVATIVE INSTRUMENTS

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts, namely convertible equities and warrants that are not considered derivative financial instruments in their entirety, but that include embedded derivative features. In accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 815-15, Embedded Derivatives, and guidance provided by the SEC Staff, the Company accounts for these embedded features as a derivative liability or equity at fair value. The recognition of the fair value of the derivative instrument at the date of issuance is applied first to the equity’s paid in capital. The excess fair value, if any, over the paid in capital from the equity, is recognized immediately in the statement of operations as derivative income (expense).

 NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the nine months ended September 30, 2011 of $2.7 million. The cumulative deficit since inception is approximately $45.2 million, which is comprised of $13.8 million attributable to operating losses, and $31.4 million in non-cash derivative liability accounting.  The Company has a working capital deficit at September 30, 2011 of approximately $2.3 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on management’s plans, which includes implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company is currently raising working capital to fund its operations via private placements of common stock, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 - INVENTORY

Inventory at September 30, 2011 and December 31, 2010 consists of:

	September 30, 2011	December 31, 2010
Engine material and parts	$338,917	$183,893

Labor	181,192	38,556

Applied overhead	27,179	6,389

Total Inventory	$547,288	$228,838

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
Display Equipment for Trade Shows	$9,648	$9,648
Leasehold Improvements and Furniture and Fixtures	71,273	46,332
Equipment and Computers	95,193	83,448
Total	176,114	139,428
Less: Accumulated Depreciation	71,220	55,644
Net Property and Equipment	$104,894	$83,784

Depreciation expense for the nine months ended September 30, 2011 and 2010 was $15,576 and $19,784, respectively.

NOTE 5 – PATENTS AND TRADEMARKS AND COPYRIGHTS

The Cyclone Engine is currently protected under the following U.S. Patents and allowed patent applications:

Heat Regenerative Engine (US Patent No. 7,080,512 B2)
Heat Regenerative Engine (Continuation)(US Patent No. 7,856,822 B2)
Steam Generator in a Heat Regenerative Engine (US Patent No. 7,407,382)
Engine Reversing and Timing Control Mechanism (US Patent No. 7,784,280 B2)
Centrifugal Condenser (US Patent No. 7,798,204 B2)
Valve Controlled Throttle Mechanism (US Patent No. 7,730,873 B2)
Pre-Heater Coil in a Heat Regenerative Engine (US Patent No 7,856,823 B2)
Spider Bearing (US Patent No. 7,900,454)
Waste Heat Engine (US Patent No. 7,992,386)
Engine Shrouding with Air to Air Exchanger (Ser. No. 11/879,586)

The Company also has received patents for the main Cyclone engine in 19 other countries, and patents pending in three more countries. The Company plans to continue to pursue patent protection in the U.S. and internationally for its intellectual property.

The Company has filed trademark applications in the U.S. for Cyclone Power Technologies, Cyclone Power, WHE, WHE Generation, and Generation WHE.

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of September 30, 2011 and December 31, 2010 was $458,707 and $405,351 respectively. For the nine months ended September 30, 2011 and for the year ended December 31, 2010, $78,902 and $85,968 was capitalized, respectively. Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the nine months ended September 30, 2011 and 2010 was $25,987 and $22,431, respectively. The Company wrote off abandoned patents $0 for the nine months ended September 30, 2011 and $9,855 for the year ended December 31, 2010, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

6% uncollateralized $5,000 demand note (*)	$-	$5,000
6% uncollateralized $5,000 demand note	5,000	-
Total current non related party note	$5,000	$5,000
(Accrued interest is included in accrued liabilities)

            * This note was retired pursuant to the issuance of preferred stock in 2011.

A summary of related party notes and other loans payable as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
6% demand loan owned by controlling shareholder, uncollateralized (A)	$14,410	$-
6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s CEO and controlling shareholder, collateralized by lien on Cyclone’s engine patents (B)	427,332	444,209
6% non-collateralized loan from officer and shareholder, payable on demand. Original principle balance was $137,101.	67,364	86,264
Accrued Interest	163,253	129,104
Total current related party notes, inclusive of accrued interest	$672,359	$659,577

(A)	This note was issued to purchase 8,000 shares of the Company’s Series A Preferred Stock.

(B)
This note arose from services, rent and equipment leases incurred by Schoell Marine on behalf of the Company.  Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. During the nine months ended September 30, 2011, $5,367 was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida.  The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the nine months ended September 30, 2011 and 2010 were $47,223 and $47,223, respectively. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 days notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in related party payables as of September 30, 2011 and December 31, 2010 is $1,203,864 and $991,269, respectively, of accrued and deferred officers’ salaries compensation which can be paid if funds are available. These are non-interest bearing and due on demand.

NOTE 8 – PREFERRED STOCK

On May 12, 2011, the holders of a majority of the shares of Series A Convertible Preferred (the “Series A Preferred”) stock executed a resolution to convert all of the Series A Preferred shares into approximately 95.1 million shares of common stock, and to retire all Series A Preferred shares, effective as of May 15, 2011.

The Series B Preferred Stock is majority voting stock and is held by senior management. Ownership of the Series B Preferred Stock shares assures the holders thereof a 51% voting control over the common stock of the Company. The 1,000 outstanding shares of Series B Preferred stock are convertible on a one-for-one basis with the common stock in the instance the Company is merged or sold.

NOTE 9 – STOCK TRANSACTIONS

The Company relies on capital raised through private placements of common and preferred stock, and loans primarily from related parties, to assist in the funding of operations.

During the nine months ended September 30, 2011, the Company issued 480,000 shares of restricted common stock valued at $151,407 for employee services, of which $145,007 was charged to general and administrative services, and $6,400 was for research and development related services and activities. Additionally, the Company amortized (based on vesting) $245,828 of common stock options, previously issued. Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2011, the Company sold 7,721,536 shares of restricted common stock for $977,297, and 44,547 shares of Series A Preferred stock for $192,735. Also, the Company issued 1,683,750 common stock warrants valued at $390,488 pursuant to the common stock sales.

The Company issued 999,122 shares of restricted common stock, valued at $225,000, in the nine months ended September 30, 2011, as satisfaction of a contract penalty agreement. Also, 213,975 shares of common stock, valued at $39,804, were issued in satisfaction for notes and accrued interest of $12,840.

The Company also issued 25,000 shares of common stock in settlement of a claim pursuant to the reverse merger disclosed in Note 1. In the third quarter of 2011, 20,000 common stock options were converted via a cashless exercise (specifically, by forfeiting 6,111 shares) into 13,889 shares of common stock.

As noted above, on May 12, 2011, the holders of a majority of the shares of Series A Preferred convert all of their shares into approximately 95.1 million shares of common stock.

During the year ended December 31, 2010, the Company issued 2,500 shares of Series A Preferred shares, 1,681,500 shares of restricted common stock, and options convertible into 2,040,000 shares of common stock, cumulatively valued at $207,444 for employee services, of which $177,911 was charged to general and administrative services, and $29,533 was for research and development related services and activities. Additionally, the Company issued 2,000 shares of Series A Preferred shares and 4,077,280 shares of restricted common stock valued at $608,687 for outside services.

During the year ended December 31, 2010, the Company converted $171,550 of debt into 2,500,000 shares of common stock and $99,765 of debt into 19,953 shares of Series A Preferred stock.

During the year ended December 31, 2010, the Company sold 2,062,222 shares of restricted common stock for $163,578, and 141,000 shares of Series A Preferred stock for $720,586.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A.	COMMON STOCK OPTIONS

For the nine months ended September 30, 2011, in recognition of and compensation for services rendered by employees, the Company issued options, valued at $485,579, (valued pursuant to the Black Scholes valuation model) that are exercisable into 2,180,000 shares of common stock to employees, with a per share range of exercise prices of $.22-$.33 (average per share of $.29) and a maturity life of 5-10 years (an average maturity life of 5.5 years). These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3 years of issue. For the nine months ended September 30, 2011, the income statement charge for the amortization of stock options was $245,828 and the unamortized balance was $418,165. The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options.

For the year ended December 31, 2010, in recognition of and compensation for services rendered by employees, the Company issued 2,040,000 options exercisable into 2,040,000 shares of common stock to employees and staff, with an average exercise price per share of $.122, an average maturity life of 5.8 years and a one year vesting requirement. The Company estimated that the options would be exercised within 3 years. The income statement charge for the year ended December 31, 2010 was $64,988 and the unamortized balance was $178,414.

The Company’s 2010 Stock Option Plan (the "Plan"), effective July 1, 2010, provides officers, directors and  employees of the Company with the right to receive incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and options not constituting ISOs. Options to acquire a total of 5 million shares of common stock are authorized under the Plan. The Plan is administered by a committee consisting of the entire Board of Directors, which has authority to issue any number of options to grantees under an Option Agreement, with a termination date no greater than 10 years from the grant date. The committee also has the authority to allow a form of payment other than cash, such as stock payment by optionee or the withholding of shares otherwise deliverable pursuant to an option.

A summary of the common stock options for the period from December 31, 2009 through September 30, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contract Life (Years)
Common Stock Options
Balance, December 31, 2009	1,000,000	$0.325	6.5
Options issued	2,040,000	0.122	5.4
Options exercised	-	-	-
Options cancelled	-	-	-

Balance, December 31, 2010	3,040,000	0.188	5.0
Options issued	2,180,000	0.297	5.7
Options exercised	(20,000)	(0.100)	-
Options cancelled	-	-	-

Balance, September 30, 2011	5,200,000	$0.230	4.9

The vested and exercisable options at period end follows:

	Exercisable/Vested Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Options
Balance, December 31, 2009	1,000,000	$0.325	7.5
Balance, December 31, 2010	1,000,000	0.325	6.5
Balance, September 30, 2011	1,900,000	0.229	4.9
September 30, 2011 Estimated
Additional Vesting	1,120,000	0.120

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Nine Months Ended	Year Ended
	September 30, 2011	December 31, 2010
Risk Free Interest Rate	.81%-1.20%	.6% - 1.18%
Expected Volatility	132%-231%	458% - 628%
Expected term in years	5-10	2-3
Expected dividend yield	0%	0%
Average value per options and warrants	$.22.-$.31	$.09 - $.14

Expected volatility is based on historical volatility of the Company and other comparable pink sheet traded companies (used when the traded stock price of the company was not representative). Short Term U.S. Treasury rates were utilized. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718, formerly Staff Accounting Bulletin (“SAB”) 107, which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all trenches.

B.	COMMON STOCK WARRANTS

Outstanding-

In 2011, the Company issued 1,283,750 warrants at a $.27 exercise price (valued at $303,554), with a three-year term, pursuant to the sale of Common stock to unaffiliated third parties.  The Company can force conversion of these warrants if its common stock trades at a price greater than $.54 per share for 10 consecutive trading days, and the average trading volume is greater than 200,000 shares per day. The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. This “cashless” option is only available after six months from the date of warrant issuance, and only if the Company has not registered for resale under the Securities Act of 1933, the underlying shares of common stock. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.20 a share (in a non “exempted” issuance), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, and up to 5 million shares of common stock issued to service providers of the Company.

In the third quarter of 2011, the Company issued 400,000 warrants, with a three-year term, at a $.32 per share exercise price (valued at $83,129) pursuant to the sale of additional common shares. The Company can force conversion of these warrants if its common stock trades at a price greater than $.64 per share for 10 consecutive trading days, and the average trading volume is greater than 200,000 shares per day. The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. This “cashless” option is only available after six months from the date of warrant issuance, and only if the Company has not registered for resale under the Securities Act of 1933, the underlying shares of common stock. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.24 a share (in a non “exempted” issuance), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, and shares of common stock issued to service providers of the Company.

In September 2011, the Company issued a warrant for 750,000 common shares at a $.30 exercise price (valued at $101,591), with a 12 month term, for services to be rendered over the following 12 months.

In August 2010, the Company issued a warrant for 770,500 common share at a $.15 exercise price (valued at $84,589), with a 2 year term, pursuant to the sale of Series A Preferred stock to an unaffiliated third party.

A summary of outstanding vested warrant activity for the nine months ended September 30, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2010	770,500	$0 .150	1.67
Warrants issued	2,433,750	0.295	2.40
Warrants exercised	-	-	-
Warrants cancelled	-	-	-

Balance, September 30, 2011	3,204,250	$0 .254	1.77
Commitments-

As part of the Company’s license agreement with Phoenix Power Group (“Phoenix”), in 2009 the Company agreed to issue to Phoenix common stock purchase warrants at a price of $.19 per share, equal to two (2%) percent of the total fully-diluted outstanding common stock of the Company at the time of exercise. The number of warrants to be issued is contingent upon the number of shares outstanding at the date the warrants are issued. As of September 30, 2011, 2% of the outstanding, convertible and dilutive common stock of the Company was approximately 4.6 million shares. The warrants vest upon the delivery of the first two prototype Cyclone Engines to Phoenix and payment by Phoenix of the full $400,000 license fee. These warrants terminate 24 months thereafter and are non-transferable. As of September 30, 2011, the warrants are valued at approximately $1,061,836 (by the Black Scholes valuation method) and are to be amortized proportionally over the life of the contract as an expense of the contact in conjunction with revenue and royalty recognition from this contract. Delivery of the engines needed to trigger vesting is anticipated to commence in the first quarter of 2012.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the nine months ended September 30, 2011 and 2010 are as follows:

	9 Months Ended September 30, 2011	Amount		9 Months Ended September 30, 2010	Amount
Tax benefit at U.S. statutory rate	34%		883,529	34%		$603,981
State taxes, net of federal benefit	4		103,944	4		71,057
Change in valuation allowance	(38)		(987,473)	(38)		(675,038)
	-%	$	- .	-%	$	- .

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for nine months ended September 30, 2011 and for the year ended December 31, 2010 consisted of the following:

Net Operating Loss Carry-forward	$5,223,518	$2,860,156
Deferred Tax Liabilities – Accrued Officers Salaries	(423,638)	(126,635)
Net Deferred Tax Assets	4,799,880	2,733,521
Valuation Allowance	(4,799,880)	(2,733,521)
Total Net Deferred Tax Assets	$-	$-

As of September 30, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $9.7 million that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A.  CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. Lease principle payments made in the nine months ended September 30, 2011 was $6,091. The balance of leases payable at September 30, 2011 was $2,925. Future lease payments are:

2011	$592
2012	927
2013	975
2014	431
$2,925

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, CEO, at $150,000 per year, and Frankie Fruge, COO, at $120,000 per year (the “Executives”), that provide for a term of three (3) years from their Effective Date (July 2, 2007), with automatically renewing successive one year periods starting on the end of the second anniversary of the Effective Date. If either Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any Performance Bonus that would otherwise be payable to the Executive were he not terminated, during the 12 months following his or her termination.

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at rate of $8.25/s.f., terminating in August 2012. The lease also has two 1-year extensions.  The balance of the lease is $12,239, payable as follows:

2011	$4,080
2012	8,159
$12,239

NOTE 14 – CONSOLIDATED SUBSIDIARY

Commencing in the second quarter of 2010, the Company established a  subsidiary (Cyclone-WHE LLC) to license and market waste heat recovery systems for all engine models. A 5% equity participation was sold to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the Subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the Subsidiary. These services are being amortized over a 12 month period. This investor also received and exercised a 2.5% equity purchase warrant in the Subsidiary for $50,000, which was exercised in 2010.

Effective July 1, 2010, a 5% equity contribution was provided to the new Managing Director of the Subsidiary in consideration of $30,000 of future professional services (which are being amortized over a 12 month period). Additionally, options were given for the acquisition of an additional 5% equity in the subsidiary at a total price of $100,000, vesting half in 12 months and half in 24 months, exercisable for 5 years. No value was attributed to these options, since the subsidiary had no significant operations or assets.

The total losses of the subsidiary for the nine months ended September 30, 2011 was $27,500. Losses of the subsidiary are currently fully borne by the parent Company, and no allocations were made to the non controlling interest in the consolidated subsidiary.  There is no guarantee of future profits or positive cash flow of the subsidiary for loss recovery and the related imputed receivable would be impaired.  As of September 30, 2011, the cumulative unallocated losses to the non-controlling interests of the subsidiary of $9,938 are to be recovered by the parent from future subsidiary profits when they materialize.

NOTE 15 – PENALTY FOR DELAYED DELIVERY OF PRODUCT

In 2009, the Company signed a contract for the delivery of two Cyclone engines that had a performance penalty of $25,000 per month for late delivery, paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer.  The original delivery date was revised to January 1, 2011, and now the updated and enhanced Cyclone engines are anticipated to be shipped in the first quarter of 2012. For the nine months ended September 30, 2011, the Company charged $350,000 to cost of goods sold for this penalty. This is reflective of 991,122 shares of restricted common stock issued in the first nine months, valued at $225,000, and $125,000 of accrued expenses for subsequent delayed engine delivery.

NOTE 16 - DERIVATIVE LIABILITIES

The Company has issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815 Derivatives and Hedging.

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock entitled the holders of the preferred stock to convert the preferred stock into a fixed percentage of the total outstanding common stock on a fully diluted basis, calculated on the date of conversion.  Because the number of shares into which the preferred stock was convertible was unknown until the time of conversion, which occurred in May 2011, and there was no limit to the number of shares that were issuable upon conversion, the conversion option embedded in the preferred stock was required to separated from the preferred stock instrument and accounted for as a derivative liability.  The resulting derivative liability is presented at its fair value on the accompanying balance sheets for the period ended December 31, 2010, with changes in fair value reported in the statement of operations.  In May 2011, the holders of all of the outstanding shares of Series A Preferred Stock converted the shares into 91.5 million shares of the Company’s common stock.  As a result of the conversion, the estimated fair value of the embedded conversion option of at the time of conversion of $30,394,710 was reclassified into equity. The fair value of the conversion option had been estimated using a binomial lattice model using the following assumptions:

Risk free rate	1.27% -2.69%
Expected volatility	150% - 400%
Expected term in years	5 Years
Expected dividend yield	0%

Phoenix Common Stock Warrants

As discussed in Note 10 – Stock Options and Warrants, the Company issued warrants to purchase a number of shares equal to 2% of the total issued and outstanding common stock of the Company, calculated at the time of conversion, for an exercise price of $0.19 per share.  Because the number of shares issuable upon exercise of the warrants will be unknown until the time of exercise and there is no limit to the number of shares that are issuable upon exercise, the common stock warrants are required to be accounted for as a derivative liability.  The resulting derivative liability is presented at its fair value on the accompanying balance sheet with changes in fair value reported in the statement of operations.

The fair value of the warrants has been estimated using the Black Scholes model using the following assumptions:

Risk free rate	.42% - 1.76%
Expected volatility	142% - 370%
Expected term in years	3 years
Expected dividend yield	0%

A summary of the fair value of the Company’s derivative liabilities are as follows:

	Fair Value as of December 31, 2010	Conversion of Series A Preferred Stock	Fair Value as of Sept. 30, 2011	Period End Change in Fair Value
Series A Preferred Stock	$10,623,624	$(30,394,710)	$-	$(10,623,624)
Phoenix Warrants	459,537	-	1,061,836	602,299
Total	$11,083,161	$(30,394,710)	$1,061,836	$(10,021,325)

NOTE 17 – BACKLOG AND DEFERRED REVENUE

As of September 30, 2011, the Company has accounts receivable of $212,956, which is related to uncollected work in progress billings, and comprised of $117,546 due from Raytheon and $95,410 due form Advent under the Company’s U.S. Army/TACOM contract.  These amounts are offset against deferred revenue until contract deliverables and related revenue recognition have been satisfied.

As of September 30, 2011, total backlog for prototype engines to be delivered in the following six to nine months was $1.5 million, of which $100,000 has been paid and $212,956 has been invoiced, as noted above.  This amount of backlog orders is inclusive of contracts with Raytheon, the U.S. Army (through Advent) and Combilift, which the Company expects to be paid over the following six to nine months of the respective contracts’ development periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward Looking Statements

This report contains forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●	the ability to successfully complete development and commercialization of our technology;

●	changes in existing and potential relationships with collaborative partners;

●	the ability to retain certain members of management;

●	our expectations regarding general and administrative expenses;

●	our expectations regarding cash availability and balances, capital requirements, anticipated revenue and expenses, including infrastructure and patent expenditures;

●	other factors detailed from time to time in filings with the SEC.

In addition, in this registration, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this registration. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this registration may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into production in 2012. While the Company started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it will continue to raise capital by means of equity or debt offerings, and seek license and development agreements that provide up-front or progress payment revenue to the Company.

With respect to these endeavors, in 2011 the Company completed its $1 million offering of Series A Preferred Stock, and completed another offering of $250,000 of common stock and warrants.

In April 2011, the Company received a purchase order for multiple Mark V engines (named the Manta-Ray) from Raytheon Company worth $400,000. These engines are expected to be delivered in the fourth quarter of 2011.

In July 2011, the Company’s licensee Advent Power Systems, was awarded a $1.4 million contract from the U.S. Army, TACOM division, to develop a compact 10kW auxiliary power unit (APU) designed to increase operating efficiencies and decrease fuel usage of the Abrams M1 Main Battle Tank, the Stryker Armored Vehicle and the Bradley Fighting Vehicle. The first prototype engine systems are scheduled to be developed, tested and delivered within 12 months, with development funding payable to Cyclone of approximately $700,000 over this period.

In September 2011, the Company signed a license agreement with Combilift, an equipment manufacturing company based in Ireland, to use Mark V engines to operate Combilift’s hydraulic materials lift equipment. Combilift has paid $100,000 as of the date of this filing, and management expects additional development funding payable to Cyclone of $300,000 over the next 6 to 9 months.

In September 2011, the Company delivered to Renovalia Energy, a large renewable power company in Spain, plans for the S-1 solar thermal engine, inclusive of design drawings and bill of materials. This delivery occurred after successful testing of the prototype S-1 engine in the Company's facility.  It represented a successful completion of the Company's requirements under its license agreement with the customer, and as a result, the Company recognized $250,000 in revenue from the contract that had been paid in previous periods. The Company is now discussing plans and financing strategies to develop a beta S-1 engine that can be field tested in 2012.

Between the Raytheon, U.S. Army and Combilift projects, the Company has approximately $1.5 million in current backlog orders for development engines (approximately $0.2 million has been paid already pursuant to these contracts). Additionally, the Company has an additional $0.5 million in backlog from previous contracts, of which proceeds have been paid and classified as deferred revenue on Cyclone’s balance sheet. All these engines are deliverable within the next 12 months. As a result of these current and new contracts, the Company has signed a lease to expand its facility by an additional 2,000 square feet (30% increase), and is in the process of hiring more engineers and mechanics/technicians.

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the nine months ended September 30, 2011 of approximately $2.7 million. Cumulative operating losses since inception are approximately $13.5 million.  The Company has a working capital deficit at September 30, 2011 of approximately $2.3 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Private Placements. In the first nine months of 2011, the Company sold 7,721,536 shares of restricted common stock, including warrants to purchase an additional 2,433,750 shares of common stock, and 44,547 shares of two-year restricted Series A Preferred stock in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended, for an aggregate of $1,367,785.

As of May 12, 2011, all outstanding 750,000 shares of Series A Preferred stock were converted by vote of the holders of a majority of those shares into approximately 95.1 million shares of common stock. Of these converted shares of common stock, approximately 55 million (58%) are held by affiliates, employees and control persons of the Company, and approximately 24 million more (25%) are subject to a two-year hold back from the date of issuance (which occurred between July 2010 and March 2011). In both cases, the resale of these common shares (83% of the total) is restricted, either pursuant to Rule 144 of the Securities Act of 1933 (“Rule 144”), or by additional contractual provisions.  No additional consideration was paid by the shareholders and the Company did not offer any inducement in connection with this conversion.

In September 2011, we became a fully-reporting company under the Securities Exchange Act of 1934. Management sees this as an important step forward in the Company's corporate development.

Stock for Services. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the first nine months of 2011, the Company issued 3,349,778 shares of common stock and 2,180,000 common stock options in order to conserve cash and provide long-term incentives for the Company’s employees and service providers. This related to a non-cash charge of $1,221,108.

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenditures were $544,544 for the first nine months of 2011.

Commitments for Capital Expenditures. Should additional funding be secured the Company could consider a significant purchase of facilities or equipment.  The Company is increasing the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff. Such new hires will considerably increase the Company’s monthly operational expenses.

Critical Accounting Policies The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depend at the time are reasonable based upon information then available.   These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting handling in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our consolidated financial statements and related notes.

The Company has accounted for an imbedded convertible feature in its Series A Convertible Preferred stock, which is subject to derivative liability presentation. These were shares initially issued to the founding partners of Cyclone in the Company’s 2007 reverse merger. In 2010 and 2011, additional shares of Series A Preferred stock were sold to investors. Using a binomial lattice model, the Company is required to record the estimated value of the Series A Preferred stock as a long term liability on its balance sheet, with a matching credit to accumulated deficit. Dependant on the market price of the Company’s common stock at the end of each reporting period, this valuation method either created a non-cash expense or non-cash income, recorded on the Company’s statement of operations for such period. The total net effect of this accounting was to increase the Company’s additional paid-in capital and accumulated deficit by approximately $30 million at the time of conversion in May 2011, but there were no effects on the Company’s cash flow or results of operations.

As part of the Company’s license agreement with Phoenix Power, in 2009 the Company issued to Phoenix common stock purchase warrants at a price of $.19 per share, equal to two (2%) percent of the fully-diluted issued and outstanding common stock and common stock equivalents of the Company at the time of exercise. The number of warrants to be issued is contingent upon the number of shares outstanding at the date the warrants are exercised. Because the number of shares issuable upon exercise of the warrants will be unknown until the time of exercise, the common stock warrants are required to be accounted for as a derivative liability. The Company accounts for this warrant in the same manner as required for the Series A Preferred stock, noted above, however, in this case, the fair value of the warrants has been calculated using the Black Scholes model.

Intangible assets, consisting primarily of patents, are deemed to be critical for the furtherance of the business objectives of the Company and its engine products. Impairment is not currently reflective, as the Company is developing its products and obtaining new contracts based on these engine patents.

Inventory for engine manufacturing is reviewed on an ongoing basis for obsolescence as engine designs are revised, with resultant charges to R&D.

For purposes of valuing stock based compensation, the Company uses market prices of its common stock as of the time of issuance. For purposes of valuing stock based compensation from common stock options, the Company uses the Black Scholes valuation method. This method requires the Company to make estimates and assumptions regarding stock prices, stock volatility, dividend yields, expected exercise term and risk-free interest rates.

The unaudited consolidated financial statements include the accounts of the Company and its 82.5% owned Subsidiary. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending December 31, 2011.  These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2010.

Results of Operations

      Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues. For the quarter ended September 30, 2011, revenues were $250,000 versus and $97,475 for the comparable period of the prior year, an increase of $152,525 (156%). The 2011 revenue reflects delivery to Renovalia energy, a large renewable power company in Spain, of design plans, bill of materials and successful test data for the S-1 solar thermal engine. Revenues for the quarter ended September 30, 2010 comprised: $25,000 from delivery of a waste heat engine, delivery of engineering specifications and blueprints to Great Wall Alternative Power Systems (GWAPS) for a Waste Heat Engine for biomass combustion applications of $62,475, and $10,000 consulting fee income.

Gross Profit. Gross profit for the quarter ended September 30, 2011 was $101,066, as compared to $76,812 for the same period in the previous year. In 2011, gross profit attributable to the Renovalia contract was $201,066. This was partially offset by the Company recording $100,000 of additional charges against a license agreement for current and subsequent penalty payments, payable in common stock.  For the quarter ending September 30, 2010, significant gross profit was recognized for delivery of engine specifications and blueprints to GWAPS of $59,025, and a Waste Heat Engine system to Bent Glass of $12,214.

Operating Expenses. Operating Expenses incurred for the quarter ended September 30, 2011 were $878,153 as compared to $568,183 for the same period in the previous year, an increase of $309,970 (54%). The majority of the increase was due to increased general and administrative expenses of $489,294 (150%), reflective of the amortization of employee stock options previously issued, higher professional fees for public company filings,  increase use of stock issued for services (to conserve cash) and expanded staff and related costs.  This is net of $183,744 (80%) reduction in R&D expenses, attributable to allocation of more resources to contracted WIP inventory.

Operating Loss. The operating loss for three months ending September 30, 2011 and 2010 was $777,087 and $491,371, respectively, a higher loss of $285,716 (58%), due to the factors outlined above.

Other Income (Expense). Net other income for the quarter ended September 30, 2011 was $38,186, inclusive of $48,459 in derivative related income from a reduction in adjusting the derivative liability related to the Phoenix Power warrant.  This compares to a net other loss of ($541,183) for the three months ended September 30, 2010, inclusive of a derivative related loss attributable to an increase in the derivative liability conversion feature for the Series A Preferred Stock of ($541,255)  and  income of  $10,281 from a reduction in the derivative liability related to the Phoenix warrant.

Income and Earnings per Share. The net loss for the quarter ended September 30, 2011 was ($738,901), compared to net loss of ($1,032,554) for the same period in the previous year, a lower loss of $293,653 or 28%.  This variance is due to the factors outlined above. Net loss per weighted average share was ($0.00) for the current quarter and ($0.01) in 2010.

      Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues.  For the first nine months of 2011, revenues were $250,000, resulting from delivery of design plans, bill of materials and successful test data under the Company’s Renovalia license agreement. For the same period in the prior year, revenues were $202,375 attributable to delivery of the Company’s biomass-to-power beta system to Robotic Technology Inc., a Waste Heat Engine system, and engineering blueprints and specifications for the Waste Heat Engine to the Company’s Chinese customer.

Gross (Loss) Profit. Gross (loss) profit for the nine months ended September 30, 2011 was ($149,801), as compared to $129,915 for the same period in the previous year. The loss in 2011 was due to the Company recording a $350,000 charge against a license agreement for current and subsequent penalty payments, payable in restricted common, net of profits recognized from the Renovalia contract.

Operating Expenses. Operating Expenses incurred for the nine months ended September 30, 2011 were $2,596,923 as compared to $1,950,632 for the same period in the previous year, an increase of $646,291 (33%). Increased general and administrative expenses of $753,113 (60%) are reflective of the amortization of employee stock options previously issued, increased payment of common stock for services (to conserve cash), higher professional fees for public company filings, and the amortization of services provided to the WHE subsidiary, paid with related equity.  R&D expenses declined by $117,162 (18%) as more engineering resources were allocated to WIP inventory for contracted deliverables.

Operating Loss. The operating losses for nine months ending September 30, 2011 and 2010 were $2,746,724 and $1,820,717, respectively, a higher loss of $926,007 (51%), resulting from the factors outlined above.

Other Income (Expenses). In the nine months ending September 30, 2011, we recognized a non-cash loss attributable to an increase in derivative liabilities from warrants of ($602,299) and a non-cash loss from derivative liability convertibility feature of the Series A Preferred stock of ($19,771,086). Conversely, in the same nine month period in 2010, we recognized non-cash income attributable to a decrease in derivative liabilities from warrants of $191,475 and non-cash income from Series A Preferred stock of $2,238,206. The Company converted and retired the Series A Preferred stock in May 2011, and therefore, will not incur derivative expenses or income from this source in the future.

Income and Earnings per Share. The net loss for the nine months ended September 30, 2011 was ($23,178,247), compared to net income of $447,016 for the same period in the previous year. This variance is due to the factors outlined above, notably the non-cash loss recorded from the Series A Preferred stock derivative liability. Net income (loss) per weighted average share was ($0.16) for the current period and $0.00 in 2010.

Liquidity and Capital Resources

At September 30, 2011, the net working capital deficiency was $2,131,497 as compared to a deficiency of $2,322,199 at December 31, 2010, a decrease of $190,702 or 8%. In the first nine months of 2011, funds were primarily used by the net loss of ($23,178,247), an increase in inventory of $318,450, a reduction in deferred revenue of $182,500 and expenditures for patents of $79,343 and fixed assets of $36,686. Funds were provided by the net sale of 7,721,536 shares of common stock and 44,547 shares of Series A Preferred stock for $1,560,520.  Additionally, to conserve cash the Company issued 3,349,778 shares of common stock, and 1,205,000 common stock options for services.  This non-cash charge to the Income Statement was $1,221,108 in the nine months. Also, the Company incurred a non-cash charge of $350,000 (paid with common stock and accrued expenses) as a penalty for late product delivery. The non-cash charges to the income statement were from derivative liabilities for the convertibility feature of the Series A Preferred Stock of $19,771,086 and the derivative liability for warrants of $602,299.

For the nine months ended September 30, 2010, net cash flows decreased by $3,749. This is reflective of the operating loss of $1,820,717, spending for inventory of $79,729, and expenditures for patents of $80,580 and fixed assets of $24,131. Funds were provided by proceeds from the sale of common stock of $151,077, and preferred stock of $510,600, an increase in deferred revenue of $162,476, an increase in accounts payables and accrued expenses of $138,162, and an increase in related party notes, payables and deferred salary of $299,262. Non cash charges for the nine months were from the issuance of common stock and options for services of $707,411 (to conserve cash), and a loss related to debt and liability conversion of $159,050. Non cash derivative liability related income for the period was $2,249,681.

The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of common or preferred stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2010. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term.

We believe that our cash requirements over the next 12 months will be approximately $250,000 per month, or about $3 million in total, inclusive of the following contracts.  Management anticipates that revenue of approximately $1.5 million will be provided through three current contracts, including $400,000 from Raytheon, $700,000 from the U.S. Army through Advent Power Systems, and $400,000 from Combilift. On the Raytheon and U.S. Army contracts, payments are based on the invoicing to the customers of our material costs, man hours and overhead/fringe rates on a monthly or semi-monthly basis. We expect to get paid within 30 to 60 days of invoicing.  With respect to Combilift, $100,000 has been paid as of the date of this filing and $300,000 more is expected to be paid over the following 9 months as prototype engines are delivered, and final bill of materials and designs are rendered. Should we be unable to fulfill this order, the additional $300,000 in development fees would not be payable, despite the possibility that we could have considerable expenses in connection with our efforts.

Given the expectation of approximately $1.5 million in revenue being generated by the Company over the next 12 months, there leaves a shortfall of at least $1.5 million to continue operations at our current pace. In the short term, management will seek to raise private financing of equity and/or debt to accredited investors to make up that gap. The total amount of such funding options could be between $500,000 and $1 million. In the medium to long-term, we will seek $5.5 million to $7.5 million in additional private debt and/or equity. The terms of such an offering have not been decided, and management makes no assurances that it can be successful in raising these funds.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 4.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

On October 25, 2011, the board of directors of the Company, in consultation with management and its auditing firm, concluded that the Company’s previously issued financial statements for the years ended December 31, 2010 and 2009, and for the interim periods ended June 30, 2011 and 2010, as filed with the Commission as part of a Form 10 registration statement, required restatement.  The corrections related to accounting for services paid with company stock, and accounting for derivative financial instruments in accordance with ASC 815 Accounting for Derivative Financial Instruments Indexed to and Practically Settled in a Company’s Own Stock., as it applies to warrants and preferred stock issued by the Company in previous reporting periods. These were non-cash items that did not affect the Company’s cash position or operations.

With respect to these items, management has been assessing the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures. Management and the audit committee of the Company’s board of directors recommended that the Company devote resources to the remediation and improvement of our internal control over financial reporting, in particular over handling of complex derivative accounting issues. As the Company enters into transactions that involve complex accounting issues, it will consult with third party professionals with expertise in these matters as necessary to insure appropriate accounting treatment for such transactions.

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceeding or threatened proceeding at this time, and management has no knowledge of any actions or inactions taken by the Company or its management that could reasonably lead to a legal proceeding.

Item 1A. Risk Factors.

Not required.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In the third quarter of 2011, the Company issued 408,750 shares of common stock for an aggregate purchase price of $75,000, and warrants to purchase an aggregate of 408,750 shares of common stock exercisable at $.27 per share, to seven investors.  These warrants are currently vested and terminate in September 2014. Both warrants and common shares have a price protection feature, whereby if the Company issues within 12 months (18 months with respect to the warrants) shares below $.20/share (excluding shares subject to an option plan, a limited number of shares issued to service providers not subject to a plan, a merger or acquisition, or pursuant to previously outstanding securities), the Company will issue more shares of common stock to the purchasers to reflect the lower price, and the warrants’ exercise price will be adjusted to the lower amount.  All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

In the third quarter of 2011, the Company issued an additional 1,638,181 shares of common stock for an aggregate purchase price of $391,000, and warrants to purchase an aggregate of 400,000 shares of common stock exercisable at $.32 per share, to six investors.  These warrants are currently vested and terminate in September 2014. Both warrants and common shares have a price protection feature, whereby if the Company issues within 12 months (18 months with respect to the warrants) shares below $.24/share (excluding shares subject to an option plan, a limited number of shares issued to service providers not subject to a plan, a merger or acquisition, or pursuant to previously outstanding securities), the Company will issue more shares of common stock to the purchasers to reflect the lower price, and the warrants’ exercise price will be adjusted to the lower amount. All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

In the third quarter of 2011, the Company issued an aggregate of 1,111,096 shares of common stock to employees and service providers of the Company, with an aggregate value of $366,673.  The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period.  Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

In the third quarter of 2011, the Company issued to one service provider a warrant to purchase 750,000 common shares exercisable at $.30 a share, which is currently vested and terminates on September 12, 2012.  The warrants were issued pursuant to an exemption of Section 4(2) of the Securities Act of 1933. The purchaser has previously completed Accredited Investor Questionnaire, and received a copy of the Company’s Annual Report in connection with the issuance.

In the third quarter of 2011, the Company issued 319,094 shares of Common stock to a corporate customer as a penalty payment on a contract. The value of these shares was $100,000. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The customer received a copy of the Company’s Annual Report in connection with the issuance.

In the third quarter of 2011, the Company issued an aggregate of 975,000 common stock options at an exercise prices between $.29 and $.30 per share to approximately 19 officers, directors and employees of the Company. These options vest in September 2012, and have termination dates between September 2016 and 2021.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

The certification attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cyclone Power Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyclone Power Technologies, Inc.

November 14, 2011	/s/ Harry Schoell

Harry Schoell
Chief Executive Officer (Principal executive officer)

November 14, 2011	/s/ Bruce Schames

Bruce Schames
Chief Financial Officer (Principal financial and accounting officer)