Form 10-Q/A
period 2011-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2011-12-08
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
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

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q as of and for the period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 hereto provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language). In addition, we have attached to this Amendment No. 1 currently-dated certifications from our chief executive officer and our chief financial officer as required by SEC Rule 13a-14(a)/15d-14(a) and by Section 906 of the Sarbanes-Oxley Act of 2002.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.  Exhibits

31.1 -	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2 -	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1 -	Section 906 Certification of Chief Executive Officer
32.2 -	Section 906 Certification of Chief Financial Officer
101 -	Interactive data files pursuant to Rule 405 of Regulation S-T, as follows:
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

Note: The XBRL (Extensible Business Reporting Language) information in Exhibit 101 and its subparts, as listed above, is furnished and not filed, is not a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

The certification attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cyclone Power Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyclone Power Technologies, Inc.

December 8, 2011	/s/ Harry Schoell Harry Schoell
Chief Executive Officer (Principal executive officer)

December 8, 2011	/s/ Bruce Schames Bruce Schames
Chief Financial Officer (Principal financial and accounting officer)

2