Form 10-K
period 2011-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2012-04-13
CIK 1442711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 000-54449

Cyclone Power Technologies, Inc.
(Exact name of registrant as specified in its charter)

Florida	26-0519058
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 NE 26th Ct, Pompano Beach, Florida	33064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (954) 943-8721

  Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes      ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed fiscal year was approximately $30,000,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2012 is 227,419,682.
RDGPreambleEnd
DOCUMENTS INCORPORATED BY REFERENCE—NONE
RDGXBRLParseBegin

TABLE OF CONTENTS
FORM 10-K

i

Part I

Item  1.           BUSINESS.

Summary

We are an innovative engineering firm focused on developing environmentally-friendly power sources for the future. Specifically, we have developed and patented the Cyclone Engine, an award-wining thermal engine that we believe is powerful and versatile enough for applications ranging from electric power generation from solar collectors, industrial waste heat and biomass, to all forms of land and sea transportation.

The Cyclone Engine is a heat-regenerative, reciprocating (i.e., piston) Rankine cycle engine. A Rankine cycle refers to the thermal dynamic steam cycle which is used to generate approximately 80% of the world’s electrical output at coal and nuclear power plants. The Cyclone Engine works on the same principles, but in a compact, self-contained package.  The engine creates superheated steam in a combustion chamber or external heat exchanger, which is then pumped to the cylinders under high pressures. The steam in the cylinders expands rapidly, pushing pistons and turning a crank shaft. Steam escaping from the cylinders enters a condenser, where it is cooled and returned to the combustion chamber for reheating in a closed-loop process.

Based on testing completed by Cyclone to date, we believe that the benefits of the Cyclone Engine are many, including:

Fuel-Flexibility: As an external combustion engine, the Cyclone Engine is capable of running on virtually any liquid, gaseous or solid fuel, including renewable bio-fuels, propane or biomass. In testing, it has also run on heat generated from solar thermal collectors and waste heat from industrial processes, including furnaces and other engines.

Low Emissions: By burning fuel at lower temperatures and lower pressures in a centrifugal chamber that fully incinerates particulate matters, we believe based on preliminary in-house environmental testing that the Cyclone Engine emits far fewer toxic and greenhouse gases than current internal combustion (I/C) engines.

Highly Efficient: The Cyclone Engine recycles its own energy through multiple heat regenerative processes, and stops burning fuel when power is not needed (such as idling at a stop light).  We believe that this has potential to create greater “well to wheel” efficiencies than gas or diesel powered I/C engines.

Powerful and Compact: Unlike batteries or fuel cells, we believe that the Cyclone Engine is powerful enough for heavy transportation, and unlike steam engines of the past, the Cyclone Engine is compact with an extremely high power to weight ratio, all contained in a closed-loop so it may never need its working fluid (de-ionized water) replenished.

Inexpensive to Build and Maintain: By eliminating many subsystems like oil pumps (the engine uses de-ionized water, not motor oil, as its lubricating agent), catalytic converters and complex fuel injectors and automotive transmissions, we anticipate Cyclone Engines to cost less to manufacture, operate and maintain than current gas and diesel powered I/C engines.

Currently four Cyclone Engine models are in different stages of development, with the first engine slated for commencement of production in early 2013. These four engines and the major characteristics of each are as follows:

	Mark V Engine	Solar “S-1” Engine	Military “S-2” Engine	Waste Heat “WHE-25” Engine
Power Output	100 hp	5 hp	15 hp	10 - 16 hp
Size / Weight	26” x 24”; 125 lbs	8” x 6” ; 18 lbs	9” x 7” ; 25 lbs	14” x 8”; 34 lbs
Applications	Automotive, marine power. distributed power and CHP*	Solar thermal dishes; micro-CHP*	Auxiliary power unit for military vehicles, portable	Waste heat recovery; biomass combustion
* CHP stands for combined heat and power, otherwise known as co-generation

Cyclone has several important contracts and purchase orders with customers that include Raytheon Company, the U.S. Army/Tank Command, Phoenix Power Group, and our supplier, leading U.S. auto parts manufacturer TopLine Automotive Engineering.

We received our first patent in the U.S. for the Cyclone Engine in 2006, and since then have been issued or allowed nine other U.S. patents and 20 international patents. Cyclone has also received numerous awards, including two Tech Awards from the Society of Automotive Engineers and Popular Science’s 2008 Invention of the Year Award.

Business Model

Our business objective is to design and develop engines that we can manufacture through contracted parties for direct sale to customers, or license our technology to manufacturers and other producers of specialized applications. Our revenue has and will come from:

•	Development and engineering fees from customers and licensees;

•	Direct sales revenue from engines we manufacture in-house or through contractors;

•	Up-front license fees and on-going royalties based on sales by our licensees.

With respect to certain waste heat recovery applications, we also expect to realize revenue through the development, design and installation of power generation systems (inclusive of our engine and an electric generator), which could be sold to customers or provided to customers through a Power Purchase Agreement (PPA). Waste heat recovery is the process of using heat generated from another source, such as an industrial furnace, to power our steam engine which, in turn, drives an electric motor.  We have established a specialized subsidiary company – Cyclone-WHE LLC, of which we own 82.5% of its equity – to pursue these opportunities.

Since inception, much of our efforts have been focused on development of our technology and engine prototypes. As a result, we have limited revenue – approximately $250,000 in recognized income in 2011 and $262,000 in 2010, and $860,811 in deferred revenue as of the end of 2011, from several license and development agreements. These agreements include:

Raytheon Company: We successfully completed in 2010 two Independent Research & Development contracts with this $23 billion defense contractor, which involved engine testing funded by Raytheon. In April 2011, we received our first purchase order for multiple engines worth approximately $400,000. This purchase order, which was amended in December 2011, requires us to deliver engine prototypes to Raytheon by the end of May 2012. These engines are expected to be used to test new propulsion systems for unmanned underwater vehicles (UUVs) for the U.S. military.

Phoenix Power Group: Our license with Phoenix Power provides them with the exclusive, worldwide rights for 10 years with a 5-year renewal term to utilize Cyclone Engines for power generators combusting waste automotive motor oil. Under its license Phoenix has paid us $440,000 in license and development fees, and will pay us on-going royalties from their generator system sales. Per the terms of their license, Phoenix is expected to pay us royalties averaging $150 per engine sold, with minimum quotas over the first 10 years exceeding $4 million in royalties in order to maintain their exclusive rights. Phoenix also receives a penalty payment equal to $25,000 per month, payable in stock at the current market price, for each month that we are delayed in delivering the first two tested prototype engine systems. We have issued 1,309,306 shares of common stock to Phoenix as of December 31, 2011. We expect to deliver prototypes in the second quarter of 2012.

 Combilift: We recently signed a license agreement with Combilift, a materials handling and lift equipment manufacturer based in Ireland. Pursuant to the agreement, Combilift has the exclusive, worldwide rights to use the Cyclone Mark V engine to drive their lift equipment. For these rights, Combilift has paid $100,000 to date, and will pay another $300,000 in fees as development and delivery of two prototype engines progresses over the next six to nine months. During of the term of the agreement, Combilift is expected to purchase engines from Cyclone, based on their requirements and on pricing terms to be determined by the parties upon the completion of the initial prototype engines. This is a 15 year license, with a 15 year renewal term, and is terminable after 30 days if either party fails to cure a material breach of the agreement, or immediately by Cyclone if Combilift is dissolved, liquidated or is bankruptcy.

Advent Power Systems: In July 2011, Advent Power Systems, our licensee, received a $1.4 million contract from the U.S. Army / TARDAC division, to develop a prototype auxiliary power unit for the Abrams M1 Main Battle Tank, Bradley Fighting Vehicle and Stryker Armored Vehicle. Cyclone is developing for this project the S-2 engine, a 15hp compact power plant to drive the electric generator for this unit.

In February 2012, we completed an acquisition of all of the material assets of Advent, which included this contract with the Army, which is currently in the novation process. Upon the formal change of the contract into Cyclone’s name, we will assume the rights and responsibilities to collect the $1.4 million contract proceeds, as the prime contractor, for which approximately $400,000 will be payable to sub-contractors for electronics, control systems and other similar services and products.

Great Wall Alternative Power Systems: GWAPS is licensed to develop in China and sell only in China a production model of Cyclone’s biomass-to-power generator system, based on the WHE and Mark V engines. GWAPS has paid Cyclone $125,000 in development fees, $62,500 of which has been previously recognized as revenue, and has agreed to pay an additional $400,000 in licensing fees and then on-going royalties (price to be determined) from the sale of Cyclone engines for use in electric power production in China. Additionally, GWAPS has invested capital to provide for legal and financial structuring, government outreach, and intellectual property protection, including retaining professional organizations to monitor and, if necessary, prosecute patent infringement cases in China. Cyclone has also retained legal counsel in China to audit the IP protocols that GWAPS establishes. GWAPS expects to complete the first prototype engines in China later in 2012.

Renovalia Energy: Renovalia is a leading renewable energy company based in Spain with over 500 MW of alternative power currently in its portfolio. Our license with Renovalia provides them with non-exclusive, worldwide rights to manufacture Cyclone Engines for their solar thermal solutions, for which Cyclone has received $250,000 in development fees, and then will receive on-going royalties averaging approximately $100 per engine on each engine produced. The term is 10 years with two 5-year renewal periods. Cyclone delivered completed prototype drawings for the “Solar 1” engine in the third quarter of 2011, in completion of our obligations under the license agreement, and recognized $250,000 of revenue.  Renovalia must now determine whether it plans to move ahead with the field testing and ultimate manufacturing of this product.

Looking forward, the markets that we believe present the most viable business opportunities include:

Transportation	Power Generation	Equipment	Specialty
Automobiles Trucks & Busses	10kW – 1MW Distributed Power	Off-Road Industrial	Military & Defense
Ships & Locomotives	Waste Energy Recovery and CHP	Mining & Lifting	Underwater Oil Exploration
Motorized Bikes & ATVs	Solar Thermal Dishes & Towers	Lawn & Garden	Oil Field & Landfill Flares

Development Status of Technology

The Cyclone Engines are in development, however, prototypes of several different models and sizes are near completion. The following lists each of the Cyclone Engines that we have in development, and the currently estimated timing of completion:

Model	Size	Uses	Stage	Est. Stage Completion
Mark II	18 HP	Portable & aux. power, light equipment	Alpha Test Engine(1)	Completed, not in active development
WHE Waste Heat Engine	16 HP	Waste heat recovery, waste fuels, biomass-to-power	Production Model (2)	Q3 2012
Solar-1 (S-1)	5 HP	Solar thermal, small scale power, Combined heat and power, military	Pre-Production Beta (3)	Project re-focused on larger S-2 version; development to resume
S-2	15 HP	Auxiliary power for military vehicles, portable power	Design Stage	Q2 2013 for pre-production betas
Mark V	100 HP	Transportation, commercial power, military	Pre-production Beta (3)	Q3 2012
Mark VI	330 HP	Heavy transport, power plant, heavy equipment	Design	Not yet in active development

(1)	“Alpha test” engine refers to a working bench model engine, which demonstrates proof of concept.
(2)
“Production model” refers to the final prototype prior to production that has undergone full testing with the customer or a third-party, and is ready for commercial manufacturing, which may include additional production engineering/testing.

(3)	“Pre-production Beta” refers to a second generation prototype engine, which has undergone significant durability and performance testing at Cyclone’s facility.

Our engines have not yet undergone customer testing, and there is no guarantee that they will successfully meet customer expectations when completed.

Research and Development Activities

As a technology research and development company, much of our annual expenses are dedicated towards R&D, including labor costs, material costs, tooling and equipment and other expenses required to run our business.  Our R&D expenditures for 2011 and 2010 were $983,276 and $842,425, respectively.

We actively pursue development agreements with customers, whereby we will develop an engine, design plans or other products for this customer at the customer’s full or partial expense. Sometimes these arrangements are part of a more expansive license agreement. We currently have multiple R&D-type agreements in place, and believe that at this time approximately 50% of our R&D operations are funded by our customers, a percentage which may increase in the future.

Prototyping and Manufacturing

We currently contract with multiple suppliers for the production of most of our prototype parts, which we design and then assemble and test at our facility. As we move forward, we plan to acquire the machinery and produce in-house a greater portion of this prototype manufacturing work.

For production manufacturing, we intend to contract with one or more manufacturers that have the expertise, machinery, tooling and other capital assets required to commercialize and manufacture in mass production our engines. With respect to this plan, in March 2011, we entered into a Letter of Understanding with TopLine Energy Systems, LLC, an affiliated company of global manufacturing leader TopLine Automotive Engineering, Inc., to build Cyclone engines. Under the terms of this preliminary agreement, TopLine Energy will provide assistance with engineering and planning of Cyclone’s WHE-25 model engines, and manufacture production prototypes of these units. As of the date of this filing the first 4 engines have been produced, and testing has commenced at Cyclone’s facility. The prices for these first engines are based upon TopLine’s actual costs (i.e., materials and labor hours), without mark-up. Given the successful completion and review of this first stage, Cyclone may grant TopLine a three-year period of time to exclusively manufacture Cyclone’s WHE model engines, subject to agreement on pricing and other contractual terms to be subsequently agreed by the parties.

Competitive Business Conditions

We believe that our technology, which is a small-scale heat-regenerative, Rankine cycle external combustion engine, has little direct competition. However, depending on the industry in which these engines are applied, indirect competitors utilizing different technologies do exist.

Currently, there are several companies which have developed and commercialized other types of external heat engines, such as Stirling engines. Stirling engines are similar to our technology and are used in overlapping applications (such as solar thermal power generation), however, the two engine technologies have several major differences, including size and power-density. Based on preliminary testing and analysis, we believe that our engine technology may be superior to the Stirling engines in these aspects; and as a result, has more applications in mobile uses (i.e., cars, trucks and ships). We have not yet commercialized our engine technology, and these claims are still to be proven. Also, several Stirling engine companies such as Infinia Corp. have greater capital resources than we do, which could help establish their technology in the marketplace quicker than we can.

Other technologies that may be indirectly competitive with our engines are lithium-ion batteries and hydrogen fuel cells. Both these technologies, especially fuel cells, are in their early stages and it is difficult to determine how they would affect our competitive position.  For instance, batteries are useful for some applications where limited sustained power (torque) and operating time is needed, however, they are in essence just “fuel tanks” which allow for power that is generated elsewhere (i.e., a coal-fired power plant) to be saved and transported. Fuel cells, while showing great potential promise, are in their technological infancy and currently are too expensive for many practical applications. For instants, the Bloom Box 100kW fuel cell costs over $700,000, weighs over 20,000 lbs and is over 24 ft. in length, according to their marketing materials. The 100hp Cyclone engine we are currently developing, which would produce approximately 75kW of electric output, weighs just 125lbs, is 2 ft in diameter and height, and is expected to cost 10 times less to produce. Once again, these claims are based on our current beliefs and developmental testing, as we have not yet produced commercial products.

In the automotive world, the competition to develop an environmentally clean (zero emission) engine is being driven by increasingly stringent regulatory mandates. To date, Honda, Toyota and GM have made the most advances in bringing to market hybrid and plug-in electric vehicles that will meet current Environmental Protection Agency (“EPA”) requirements. However, the electric vehicles that these companies have introduced and continue to develop are currently suitable only for light load carrying small passenger vehicles.

In our opinion, hybrids are an attempt to stretch the technological life span of the I/C engine that is reaching a point of diminishing returns in terms of emissions and fuel efficiency improvement.  Those electric vehicles that operate without the ‘auxiliary’ I/C engine and run solely on batteries or fuel cells have short operating ranges, making them suitable only for localized, low-speed areas like core metro areas or gated communities. In short, these vehicles, which are economically-viable due in part to government subsidies, may not ultimately be the types of cars that most Americans want to drive.

The following table summarizes the primary industries in which we plan to complete, and the competitive technologies in those industries, as well as some of the leading companies.  We cannot provide any assurances that we will be able to compete successfully with these technologies or companies.

	Competition	Companies
Distributed Power Generation	-Mini-turbines -Fuel cells	-Capstone Turbine -Bloom Energy
Waste Heat Recovery	-Organic Rankine Cycle -Thermal-electrics	-Calnetix (now GE) - Caterpillar - Voith Turbo
Solar Thermal	-Stirling engines	-Infinia Solar -Stirling Energy Systems
Automotive	-Clean diesel -Hybrid/plug-in electric	-Major auto manufacturers -Tesla

Patents and IP Protection

We currently have the following patents issued or allowed on our engine technology:

US Patents
Heat Regenerative Engine (US Patent No. 7,080,512 B2)
Heat Regenerative Engine (Continuation) (US Patent No. 7,856,822 B2)
Steam Generator in a Heat Regenerative Engine (US Patent No. 7,407,382)
Engine Reversing and Timing Control Mechanism (US Patent No. 7,784,280 B2)
Centrifugal Condenser (US Patent No. 7,798,204 B2)
Valve Controlled Throttle Mechanism (US Patent No. 7,730,873 B2)
Pre-Heater Coil in a Heat Regenerative Engine (US Patent No 7,856,823 B2)
Spider Bearing (US Patent No. 7,900,454)
Waste Heat Engine (US Patent No. 7,992,386)
Engine Shrouding with Air to Air Exchanger (Ser. No. 11/879,586)

International Patents on Heat Regenerative Engine
European Union (10)	Australia	South Africa	Canada
Russia	China	Korea	Indonesia
Mexico	Japan	India (pending)	Brazil (pending)

We pursue a rigorous patent strategy, pursuant to which (and subject to our available cash resources) we file patents in the U.S. for our engines, their individual components, and other innovations and inventions we develop. We also pursue patents internationally in countries where we believe we may have manufacturing or sales opportunities and/or competition. Despite these efforts, we cannot make assurances that our patents will not infringe on other patents throughout the world, that other groups will not try to infringe on our patents, and if either of these were to occur, that we would have the resources to defend our rights.  If this were to occur, it could have a material adverse effect on our business.

We require all customers, suppliers and other partners to execute Non-Disclosure Agreements. We also require our employees and certain contractors to sign agreements that assign to us any innovations or discoveries they develop while working for us, or working with our technology. Our license agreements contain similar assignment provisions. We feel that these efforts are satisfactory in protecting our technology with respect to people and companies with which we have direct business relationships.

Sources and availability of raw material

We purchase raw materials and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, we could replace these suppliers with minimal effect on our business operations.

Dependence on one or a few major customers

We currently have four licensees for our engine technology: Phoenix Power Group, Renovalia Energy, Combilift, and Great Wall Alternative Power Systems and other development customers, such as Raytheon Company and the U.S. Army / TACOM. Each of our licensees and development partners pursue different and unique applications for the Cyclone Engines. For instance, with Renovalia, we are developing engines to power solar thermal parabolic collectors, and with Phoenix Power, we are building engines to power waste oil electric generators. Because of the diversification of applications, uses and business models, we do not believe that the loss of one licensee or development partner would have a material adverse impact on our current or future operations. Additionally, we are actively pursuing other licensees and development partners in other product categories (e.g., home generators, industrial machinery and equipment, etc.).  However, as of the date of this filing, we have taken on additional military and defense department projects for Raytheon Company and the U.S. Army / TACOM, which collectively may prove to constitute a considerable portion of our revenue for 2012. A loss of these relationships moving forward could be detrimental to us and our results of operations.

Governmental regulation

Our Products

Power systems generally are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our engines, when they will ultimately be installed in power systems, will be subject to compliance with all current emissions standards imposed by the EPA, state regulatory agencies in the United States, including CARB, and other regulatory agencies around the world and established for power systems utilized in applications such as electric generators or off-highway industrial equipment. EPA and CARB regulations imposed on engines utilized in industrial off-highway equipment generally serve to restrict emissions, with a primary focus on oxides of nitrogen, particulate matter and hydrocarbons. Emission regulations for engines utilized in off-highway industrial equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment), and the type of fuel used to drive the power system. Further, applicable emission thresholds differ based upon the gross power of an engine utilized in industrial off-highway equipment. Additionally, most emissions thresholds are designed for gasoline and diesel-powered “spark-ignited” internal combustion engines, and not external combustion engines like Cyclone’s engines. Therefore, we are not entirely certain as to how the EPA and other regulatory agencies will apply these rules to our technology.

Pursuant to the regulations of the EPA and CARB, we may be required to obtain emission compliance certification from the EPA and CARB to sell certain of our engines throughout the United States and in California. We may also be required to meet foreign emission regulations standards to sell certain of our engines internationally. Currently, the emission certification process with the EPA and CARB includes, among other requirements, durability testing of the engine emission system at zero and 5,000 hours, production line testing on a quarterly basis and field compliance audit testing. It is possible that each of our power systems could require this emission-certification before it can be introduced into commerce. We have not yet performed this testing on our engines to meet any existing emission standards of the EPA and CARB. Compliance with these regulations, as we find them to be applicable to our engines, will require considerable funds which the company does not currently have.  Failure to comply with these standards could result in adverse effects on our future financial results.

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we are able to achieve required compliance at a lower cost when our engines are commercialized. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards.

Our Operations

Our operations are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future, and any failure to comply with such laws or regulations could have a material adverse effect upon our ability to do business.

In February 2009, the President of the United States signed into law the American Recovery and Reinvestment Act of 2009 ("ARRA"). ARRA has dedicated billions of dollars towards clean energy research and deployment. Members of Congress introduced legislation in calendar 2009 and 2010 that may benefit us in the future. In addition, certain proposed changes to the Internal Revenue Code of 1986 may result in positive tax benefits for our end users. This proposed legislation targets combined heat and power and waste heat (CHP, otherwise called co-generation) and solar power. Government funding can impact the rate of development of new technologies. While we continue to seek government development funding, we have not received any to date and have no assurances that we will receive any in the future. Competing new technologies generally receive larger incentives and development funding than do Rankine cycle steam engines.

Because of our work with the military, we have registered with the U.S. Department of State under its International Trafficking in Arms Regulations (ITAR). We do not believe we develop, sell or export any covered munitions under these Regulations, but have registered the company in an abundance of precaution.

Employees

As of December 31, 2011, we had 20 full-time employees, including management, and no part-time employees. We consider our relations with our employees to be good. None of our employees are covered under any labor union or collective bargaining agreement.

Item  1A.        Risk Factors.

Not required for smaller reporting companies.

Item 1B.         Unresolved Staff Comments.

None.

Item  2.           Properties.

We currently operate in a leased warehouse facility owned by Schoell Marine, Inc., a company wholly-owned by our Chairman and CEO, Harry Schoell.  Schoell Marine leases 6,000 sf of space to the company at approximately $12/sf, ($64,800 per year) which we believe to be at or around market rates for industrial space in the area. Our address is 601 NE 26th Ct., Pompano Beach, FL 33064.  In 2011, we also signed a year-to-year lease with an unaffiliated third party for an additional 2,000 sf adjacent to our facility, for which we pay $2,000 per month in rent. We believe these facilities are in good condition, but we still may need to expand our operating space further as our research and development efforts expand.

Item 3.            Legal Proceedings.

None.

Item  4.           Removed and Reserved

Part II

Item  5.           Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities.

Our common stock is currently traded on the OTCQB Marketplace.  The following table represents the high and low bid information for our common stock for each quarterly period within the two most recent fiscal years, as regularly quoted on the OTCQB. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

According to the records of our transfer agent, as of March 31, 2012, there were approximately 4,000 shareholders of record of our common stock, and two shareholders of record of our Series B Preferred Stock.

Year Ended December 31, 2011

	High Bid Price	Low Bid Price
First Quarter	0.48	0.10
Second Quarter	0.40	0.20
Third Quarter	0.39	0.27
Fourth Quarter	0.29	0.18

Year ended December 31, 2010

	High Bid Price	Low Bid Price
First Quarter	0.17	0.13
Second Quarter	0.15	0.08
Third Quarter	0.15	0.08
Fourth Quarter	0.16	0.09

Dividend Policy

We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Issuance of Unregistered Securities

In the fourth quarter of 2011, the Company issued 600,000 shares of common stock for an aggregate purchase price of $120,000, and warrants to purchase an aggregate of 600,000 shares of common stock exercisable at $.20 per share, to three investors.  These warrants are currently vested and terminate in December 2014. Both warrants and common shares have a price protection feature, whereby if the Company issues within 12 months shares below $.20/share (excluding shares subject to an option plan, a limited number of shares issued to service providers not subject to a plan, a merger or acquisition, or pursuant to previously outstanding securities), the Company will issue more shares of common stock to the purchasers to reflect the lower price, and the warrants’ exercise price will be adjusted to the lower amount.  All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances. Also issued to these three investors were an additional 190,228 shares of common stock pursuant to previous stock purchase agreements that had a price adjustment from $.24 per share to $.20 per share.

In the fourth quarter of 2011, the Company issued an aggregate of 891,282 shares of common stock to employees and service providers of the Company, with an aggregate value of $210,114.  The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period.  Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

In the fourth quarter of 2011, the Company issued an aggregate of 785,000 common stock options at an exercise price of $.19 per share to approximately 22 officers, directors and employees of the Company. These options vest December 2012, and have termination dates between December 2016 and 2021. The Company also terminated 775,000 common stock options in the fourth quarter that were issued to officers, directors and employees of the Company in September 2011 at an exercise price of $.30 per share, and re-issued to all but two of these employees (whose employment had been terminated) a total of 755,000 common stock options at an exercise price of $.19 per share.

In the fourth quarter of 2011, the Company issued 310,184 shares of Common stock to a corporate customer as a penalty payment on a contract. The value of these shares was $75,000. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The customer received a copy of the Company’s Annual Report in connection with the issuance.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	4,615,000	$0.188	385,000

           (1) Equity compensation plans approved by our stockholders consist of our 2010 Stock Option Plan.

Item  6.           Selected Financial Data.

Not required for smaller reporting companies.

Item  7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Certain statements in this Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such statements are indicated by words or phrases such as “anticipates,” “projects,” “management believes,” “we believe,” “intends,” “expects,” and similar words or phrases. Such factors include, among others, the following: competition; success of operating initiatives; new product development and introduction schedules; acceptance of new product offerings; adverse publicity; changes in business strategy or development plans; availability and terms of capital; labor and employee benefit costs; changes in government regulations; and other factors particular to the Company.

Should one or more of these risks, uncertainties or other factors materialize, or should underlying assumptions prove incorrect, our actual results, performance, or achievements may vary materially from any future results, performance or achievements expressed or implied by such forward-looking statements. All subsequent written and oral forward-looking statements attributable to Cyclone or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We disclaim any obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Management Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into production in late 2012 or early 2013. While the Company started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it will continue to raise capital by means of equity or debt offerings, and seek license and development agreements that provide up-front or progress payment revenue to the Company.

With respect to these endeavors, in 2011 the Company completed a $1 million offering of Series A Preferred Stock, and completed other offerings of common stock and common stock/warrants equivalent to approximately $1.68 million in total funding. Management believes that becoming a fully reporting company under the Securities and Exchange Act of 1934, has provided greater transparency to the Company’s operations, and has allowed the Company to pursue stock offerings with a broader range of possible investors.

In 2011 the Company received two major contracts. The first was a purchase order for multiple Mark V engines (named the Manta-Ray) from Raytheon Company worth $400,000. These engines are expected to be delivered in the second quarter of 2012. Then in July 2011, the Company’s licensee Advent Power Systems, was awarded a $1.4 million contract from the U.S. Army, TACOM division, to develop a compact 10kW auxiliary power unit (APU) designed to increase operating efficiencies and decrease fuel usage of the Abrams M1 Main Battle Tank, the Stryker Armored Vehicle and the Bradley Fighting Vehicle. The first prototype engine systems are scheduled to be developed, tested and delivered in early 2013.

In February 2012, the Company completed an acquisition of all of the assets of Advent, which included the $1.4 million contract with the Army. Under the terms of the acquisition agreement, Advent received 1.5 million shares of Cyclone common stock, of which 1.2 million shares are subject to a two-year leak-out, and up to 1.1 million shares are subject to forfeiture if there are any negative changes in value to the acquired assets over the next twelve months.  These shares are also being held in escrow pending the formal novation (approval of change in control) of the U.S. Army contract. In completing this acquisition, the Company expects to receive an additional $450,000 in revenue and higher profits (in addition to the $700,000 in revenue originally payable to the Company as a sub-contractor under Advent). The Company will also assume the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future.

In September 2011, the Company signed a license agreement with Combilift, an equipment manufacturing company based in Ireland, to use Mark V engines to operate Combilift’s hydraulic materials lift equipment. Combilift has paid $100,000 as of the date of this filing, and management expects additional development funding payable to Cyclone of $300,000 over the next 6 to 9 months.

Between these three most recent projects, the Company has approximately $2.2 million in current orders for development engines (approximately $400,000 has been paid already pursuant to these contracts, and approximately $400,000 will be payable to sub-contractors under the Army contract). Additionally, the Company has an additional $860,000 in backlog from previous contracts, of which proceeds have been paid and classified as deferred revenue on Cyclone’s balance sheet. All these engines are deliverable within the next 12 months. As a result of these current and new contracts, the Company is in the process of hiring more engineers and mechanics/technicians, and is looking at additional facility space to expand its engineering and production capabilities.

As shown in the accompanying financial statements, the Company incurred substantial operating losses in 2011 of approximately $3.8 million. Cumulative operating losses since inception are approximately $15.7 million.  The Company has a working capital deficit at December 31, 2011 of approximately $2.6 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Private Placements. In 2011 the Company sold a total of 8,511,764 shares of restricted common stock, including warrants to purchase an additional 3,611,251 shares of common stock, and 44,547 shares of two-year restricted Series A Preferred stock in private placements under Regulation D and Regulation S of the Securities Act of 1933, as amended, for an aggregate of $1,680,513.

In fourth quarter of 2011 and first quarter of 2012, the Company engaged in two private placements. The first was a common stock and warrant "Unit", whereby for $24,000, investors received 120,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock within three years of issuance at a strike price of $.27 per share. The strike price for these warrants was reduced to $.20 in February 2012.  The warrant may be exercised by means of a cashless option if they are not registered within six months of issuance. Also, the investors have certain price adjustment rights which will reduce the purchase price of the common stock and the strike price of the warrants if the Company issues common stock or equities convertible into common stock below a $.20 per share price, subject to exclusions for issuances under stock option plans, a limited number of shares issued for services, and other specific transactions set forth in the purchase documents.  The total amount of funding raised pursuant to this offering was $266,000 as of March 31, 2012.

The second placement in 2012 was for a 12 month secured Promissory Note, bearing interest at the rate of 18% per annum, of which 12% was paid in common stock up front, and the balance of the interest is payable at maturity when the principal is paid. The Notes are secured by the accounts receivable under the Company’s contract with the U.S. Army (acquired from Advent), and the principal and interest maturity date is advanced proportionally when those receivables are collected by the Company.  A total of $310,000 has been raised under this private placement as of March 31, 2012. These are non-recourse notes.

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

Stock for Services. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock. In 2011, the Company issued 4,441,060 shares of restricted common stock and 3,045,000 common stock options in lieu of $1,592,485 in cash compensation.

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenditures were $983,276 for 2011.

Commitments for Capital Expenditures. The Company does not immediately anticipate a significant purchase of facilities or equipment; however, should additional funding be secured, proceeds will be used to purchase capital equipment for development and testing of its technology. The Company anticipates increasing the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff. Such new hires will considerably increase the Company’s monthly operational expenses.

Critical Accounting Policies

The financial statements of Cyclone Power Technologies Inc. are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depended at the time are reasonable based upon information then available.   These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting handling in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our consolidated financial statements and related notes.

The Company’s audited financial statements for the periods ended December 31, 2010 and 2009, and unaudited financial statements for the periods ended June 30, 2011 and 2010 were restated as of October 2011 in connection with the filing of the Company's Form 10 with the SEC, as follows:

1)  The Company restated the value used to record expenses during the period when it issued common stock for services, which was restricted from resale pursuant to Rule 144 of the Securities Act of 1933.  Previously, the Company recorded these shares at a discount which was equal to the discount that the Company used when it sold Rule 144 restricted common stock to unaffiliated accredited investors in private placement transactions. The revised valuation prices the stock for services at market prices with no discount. The effect of this revision was to increase non-cash expenses in the applicable periods.

2)  The Company restated the financial statements listed above to reflect an imbedded convertible function in the Company’s Series A Convertible Preferred stock, which is subject to derivative liability presentation. These were shares initially issued to the founding partners of Cyclone in the Company’s 2007 reverse merger. In 2010 and 2011, additional shares of Series A Preferred stock were sold to investors. Using a binomial lattice model, the Company was required to record the estimated value of the Series A Preferred stock as a long term liability on its balance sheet, with a matching credit to accumulated deficit.  Dependent on the market price of the Company’s common stock at the end of each reporting period, this valuation method either created a non-cash expense or non-cash income, recorded on the Company’s statement of operations for such period. The total net effect of this accounting was to increase the Company’s additional paid-in capital and accumulated deficit by approximately $30 million at the time of conversion in May 2011, but there were no effects on the Company’s cash flow or results of operations.

3)  As part of the Company’s license agreement with Phoenix Power, in 2009 the Company issued to Phoenix common stock purchase warrants at a price of $.19 per share, equal to two (2%) percent of the fully-diluted issued and outstanding common stock and common stock equivalents of the Company at the time of exercise. The number of warrants to be issued is contingent upon the number of shares outstanding at the date the warrants are exercised. Because the number of shares issuable upon exercise of the warrants will be unknown until the time of exercise, the common stock warrants are required to be accounted for as a derivative liability. The Company restated its financial statements to reflect this accounting in the same manner as required for the Series A Preferred stock, noted above, however, in this case, the fair value of the warrants has been calculated using the Black Scholes model. This warrant was converted to 2 million shares of the Company's common stock in March 2012, and as a result, will not be recorded as a derivative liability at the end of the first quarter of 2012.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues. For the year ended December 31, 2011, revenues were $250,000, from delivery of design plans, bill of materials and successful test data in fulfillment of the Company’s obligations under the Renovalia license agreement. For the same period in the prior year, revenues were $261,525, a decrease of $11,525 or 4%. The 2010 revenues were attributable to delivery of the Company’s biomass-to-power beta system to Robotic Technologies Inc., a waste heat engine (WHE) system, and engineering blueprints and specifications for the WHE to Great Wall Alternative Power.

Gross (Loss) Profit. Gross (loss) profit for the year ending December 31, 2011 was ($149,801), as compared to $151,132 for the same period in the previous year. The loss in 2011 was due to the Company recording a $350,000 charge against a license agreement for current and subsequent penalty payments, payable in restricted common stock, net of profits recognized from the Renovalia contract.  Management does not place great weight on these gross profit (loss) results at this time as sales revenues and cost of goods sold amounts are in the early stage of developing and refinement.

Operating Expenses. Operating expenses incurred for the year ending December 31, 2011 were $3,678,112 as compared to $2,417,180 for the same period in the previous year, an increase of $1,260,932 (52%). Increased general and administrative expenses of $1,105,918 (73%) are reflective of the amortization of employee stock options previously issued, increased payment of common stock for services (to conserve cash), higher professional fees for public company filings, and the amortization of services provided to the WHE subsidiary, paid with related equity. R&D expenses increased by $140,851 (17%) as increased engineering resources and additional material purchases were allocated to product development, as well as to WIP inventory for contracted deliverables.

Operating Loss. The operating losses for the years ending December 31, 2011 and 2010 were $3,827,913 and $2,266,048, respectively, a higher loss of $1,561,865 (69%) in the current year period resulting from the factors outlined above.

Other Income (Expenses). For the year ended December 31, 2011, the Company recognized a non-cash loss attributable to an increase in derivative liabilities from warrants of ($35,089) and a non-cash loss from derivative liability convertibility feature of the Series A Preferred stock of ($19,771,086). Conversely, for the year ended December 31, 2010, the Company recognized non-cash income attributable to a decrease in derivative liabilities from warrants of $106,616 and non-cash income from Series A Preferred stock of $333,681. The Company converted and retired the Series A Preferred stock in May 2011, and therefore, will not incur derivative expenses or income from this source in the future. Derivative liabilities are calculated and are significantly affected by volatility of the Company’s stock price. In 2010 we also recognized a loss of $159,050 pursuant to converting debt into common stock.

Net Loss and Loss per Share. The net loss for the year ending December 31, 2011 was $23,704,727 compared to net loss of $2,024,464 for the same period in the previous year. This increase of $21,680,263 is due to the factors outlined above, notably the non-cash loss recorded from the Series A Preferred stock derivative liability. Net (loss) per weighted average share was ($0.15) for 2011 and ($0.02) in 2010.

Liquidity and Capital Resources

At December 31, 2011, the Company’s net working capital deficiency was $2,635,120, as compared to a deficiency of $2,322,199 at December 31, 2010, an increase of deficiency of $312,921 or 13%. For the year ended December 31, 2011, funds were primarily used by the net loss of ($23,704,727), an increase in inventory of $246,762, and expenditures for patents of $80,793 and fixed assets of $45,356. Funds were provided by the net sale of 8,511,764 shares of common stock and 44,547 shares of Series A Preferred stock for $1,680,513, an  increase in deferred revenues of $150,811, and an increase in related party payables and accrued expenses and deferred salary of $314,503.

 Additionally, to conserve cash, in 2011 the Company issued 4,441,060 shares of common stock and 3,045,000 common stock options for services. This non-cash charge to the Income Statement was $1,592,485. Also, the Company incurred a non-cash charge of $350,000 (paid with common stock and accrued expenses) as a penalty for late product delivery. The non-cash charges to the income statement were from derivative liabilities for the convertibility feature of the Series A Preferred Stock of $19,771,086 and the derivative liability for warrants of $35,089.

For the year ended December 31, 2010, net cash flows increased by $6,557. This is reflective of the net loss of $2,024,464, spending for inventory of $87,997, patents of $85,968 and fixed assets of $31,184.

In 2010, funds were provided by proceeds from the sale of common stock of $163,578, and preferred stock of $720,600, an increase in deferred revenue of $122,525, and a net increase in related party notes, payables and deferred salary of $461,508. Non cash charges for the year were from the issuance of common stock and options for services of $816,131, and a loss related to debt and liability conversion of $159,050. Non cash derivative liability related income for the period was $440,297.

The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of restricted stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2011.

We believe that our cash requirements over the next 12 months will be approximately $250,000 per month, or about $3 million in total, inclusive of the following contracts. Management anticipates that cash (net of sub-contractor fees) of approximately $1.1 million will be provided through the U.S. Army contract. On this contract, payments are based on the invoicing to the customers of our material costs, man hours and overhead/fringe rates on a monthly basis. We expect to get paid within 30 to 60 days of invoicing. The Army contract is currently in the novation process (formal acknowledgement of a change in control) with the military contracting office, DCMA, and as a result, the Company is not receiving payments under this contract until the process has been completed. We cannot be assured when this will occur, and whether there will be any modifications to the contract requirement by DCMA or the Army.  If there are further delays or modifications to the contract, we could experience a loss of revenue that could be detrimental to the company.

An additional $400,000 in revenue will be provided from Combilift, pursuant to a recently signed license agreement. Of this amount, $100,000 has already been paid, and $300,000 is payable over the following 9 months as prototype engines are delivered, and final bill of materials and designs are rendered. Should we be unable to fulfill this order, the additional $300,000 in development fees would not be payable, despite the possibility that we could have considerable expenses in connection with our efforts.

In total, the Company expects approximately $2.2 million in revenue being recorded by the Company over the next 12 months from current contracts (of which approximately $400,000 has been paid as of the date of this filing, and another $400,000 is expected to be payable to sub-contractors under the Army contract). This leaves a shortfall of at least $1.5 million to continue operations at our current pace. In the short term, management may sell common stock in private offerings to accredited investors and pursue short-term debt up to $1 million. The Company will also seek additional long term financing of up to $5 to $6 million. The terms of such offering have not been decided, and management makes no assurances that it can be successful in raising these funds.

Recent Accounting Pronouncements.

Our significant accounting policies are described in Note 1 to the accompanying financial statements, and above in “Critical Accounting Policies”.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements at this time.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Not required for smaller reporting companies.

Item 8.           Financial Statements and Supplementary Data.

The financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item  9A.       Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Audit Committee Chairman and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011. Based upon that evaluation, and given reference to the restatements made as of October 2011, described above, our Audit Committee Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Controls over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.         Other Information.

None.

Part III

Item 10.         Directors, Executive Officers and Corporate Governance.

The names, ages, positions and dates appointed of our current directors and executive officers are set forth in the table below:

Name	Age	Position	Date of Appointment
Harry Schoell	69	Chairman and Chief Executive Officer	June 2004
Frankie Fruge	67	Director and Chief Operating Officer	June 2004
James C. Landon	68	Director	December 2008
Christopher Nelson	42	President and General Counsel	March 2011*
Bruce Schames	65	Chief Financial Officer	April 2010

* Mr. Nelson served as General Counsel from January 2009, and as Executive Vice President and General Counsel since June 2010, prior to being appointed as President and General Counsel in March 2011.

Harry Schoell, Chairman and Chief Executive Officer, is a life-long entrepreneur and inventor. He is a native Floridian, born in Miami, and a third generation inventor and engineer. Mr. Schoell has worked for years to realize his dream to create an environmentally-friendly engine, and has 30 patents issued and allowed to date on the Schoell Cycle heat regenerative external combustion engine, now called the Cyclone Engine.

Mr. Schoell is well versed in all facets of manufacturing procedures, including, appropriate foundry protocol, castings, machining, production design and manufacturing, and plastic and fiberglass laminates.  He also has experience in designing, inventing and building unique boat hull designs and patented marine propulsion systems, through Schoell Marine, a company he founded in 1966 and still exists today.

Mr. Schoell built Schoell Marine and its reputation based on his original ideas, trained engineers, and prototype and production specialists – the same as he is doing now for Cyclone. Over these 40+ years, his efforts resulted in over 40 specialized patents and patent applications, including a Jet Drive System, a trimmable surface drive, a “Ground Effect Craft”, and a lightweight internal engine that he designed and built in 1990.  Mr. Schoell belongs to SAE (Society of Automotive Engineers), the ASME (American Society of Marine Engineers), and The Society of Naval Architects and Marine Engineers.

Mr. Schoell’s qualifications to be a director of the Company, in addition to his business  background (as described above), include his intimate involvement in the development of the Cyclone Engine as well as the business plan for its commercialization. Mr. Schoell has no other Board of Directors affiliations with public companies other than with the Company. He is a director of Schoell Marine, Inc.

Frankie Fruge serves as Chief Operating Officer and Director of Cyclone. She has been with the Company since its inception in 2004 in the role of General Partner and Director of Administration. Ms. Fruge is in charge of the daily operations and financial concerns of the Company.

Ms. Fruge has been working with Mr. Schoell since 1995, serving in multiple administrative, operational and financial positions with Schoell Marine.  Between 1999 and 2003, Ms. Fruge was President of Propulsion Systems, Inc., a company that developed and sold marine surface drives, and then CFO of Pulse Drive Inc., between 2003 and 2005, a company also in the marine propulsion field.

Prior to her career in marine-based engine technology, Ms. Fruge spent over 10 years as an operating engineer for several oil refinery companies in Louisiana, including Conoco, and eight years as an auditor for Ernst & Ernst (the predecessor company to Ernst & Young). Ms. Fruge is also a certified industrial firefighter, and is on the Board of the Steam Automobile Club of America.

Ms. Fruge’s qualification to be a director of the Company, in addition to her general business background (as described above), include her extensive engineering technology experience. Ms. Fruge has no other Board of Directors affiliations.

James Landon, a CPA and CFE, serves as Director of Cyclone. As President of Landon & Associates P.A., Mr. Landon was previously the company’s accountant of record for over four years. He is a member of the American Institute of Certified Public Accountants, the Florida Institute of Certified Public Accountants, the Association of Certified Fraud Examiners, and the South Florida Chapter of the Association of Certified Fraud Examiners.

Mr. Landon is also a director of US Lacrosse, Inc., and chairs their Strategic Planning Committee, a director of the South Florida Chapter of US Lacrosse, a director of the Florida Youth Lacrosse Foundation, a director of Children Hope and Horses Corporation, and was a past president of the South Florida Chapter of the Association of Certified Fraud Examiners.

Mr. Landon also has considerable experience in the manufacturing world, holding positions for several companies over the years as vice president of operations, vice president of finance and administration, chief financial officer and president. Mr. Landon received his Bachelor of Engineering Science from The Johns Hopkins University, and his Master of Science in Administration with a concentration in Business Financial Management from The George Washington University.

Mr Landon’s qualifications to be a director of the Company include his extensive accounting and business experience.

Christopher Nelson serves as President and General Counsel of the Company, positions he has held since March 2011. Prior to that, he was Executive Vice President and General Counsel of the Company, and since July 2007, outside corporate counsel for Cyclone. Over the past four years, he has assisted and overseen all aspects of the Company’s business and legal affairs, including: public securities filings and financing, licensing and development agreements, investors and public relations, and general corporate matters.

Mr. Nelson has practiced law in Florida for over 17 years, and since 2001, has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Such companies recently included Dental Practice Management, a management company based in Ft. Lauderdale, Florida; UMT International, an industrial machine manufacturing company, based in Dania Beach, Florida; and InfoLink, an information services company in Miami, Florida.  He has been a member of the Florida Bar since 1995.

Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies such as AutoNation, Republic Industries and Wackenhut. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

Bruce Schames serves as CFO for Cyclone. He has been a CPA since 1971, representing both public and private clients in his own practice since 2001. Prior to that, Mr. Schames served as CFO of East Coast Beverage Corp. (OTCBB: ECBV), Medcom USA (NASDAQ: EMED), Financial Reporting Manager for Dole Fresh Fruit Co., and in various accounting and reporting capacities of NYSE companies. Mr. Schames received his BBA from Baruch College of the City University of N.Y., and an MBA from the University of Southern California.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined.  Mr. Schoell has served as Chief Executive Officer and Chairman of the Company since inception in 2004.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks.  The Board of Directors focuses on the most significant risks facing our Company and our Company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the Board’s appetite for risk.  While the Board oversees our Company’s risk management, management is responsible for day-to-day risk management processes.  We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our board leadership structure supports this approach.

James Landon, as a non-employee Board of Directors member, may be compensated for his time in cash or restricted shares of common stock, as may be provided under the independence requirements of current securities laws.

The Company has an Audit Committee currently only comprised of Mr. Landon (Chairman). We expect to add additional members to this committee in the near future. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board has determined that Mr. Landon qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in the Company’s Charter of Corporate Governance, a copy of which is currently available from the Company and is posted on our web site.

The Company does not have a Compensation Committee, Nominating Committee or other committees at this time. We expect to create such committees in the future.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that only Mr. Landon meets the independence requirements.

Board of Advisors

From time to time, we add members to our Board of Advisors. These individuals are comprised of distinguished scientists, engineers and businessmen whose experience, knowledge and counsel help in the development of the company and our technology.  These Board of Advisor members may be compensated for their time in restricted shares of common stock. Advisors do not have voting or observatory powers over the Board of Directors or management. The Company’s CEO interacts with these advisors from time to time on matters related to the Company’s technological development. There are no formalized Board of Advisor meetings, and members have no other special powers or functions. Each individual on the Board works part-time with the Company as requested.  Currently, the Board of Advisors is comprised of:

James D. Crank, a retired engineer with Lockheed and one of the foremost experts on automotive steam engine systems.  During his long year career with Lockheed, Mr. Crank worked in senior research positions on many important projects, including: engine development for the Ground Vehicles Department, primary battery systems for the Triton II missile, battery systems for the Hubbell Space Telescope, heat shields for the Mercury and Apollo space systems, and dynamic solar and nuclear space power systems for SDI. Mr. Crank was also a Research Engineer for the Stanford Research Institute where he worked on explosive cladding of materials for cylinder construction in Porsche and Mercedes-Benz, among other projects.

Mr. Crank also has over 50 years of experience in restoration, repair and driving of various steam cars, including the total redesign of the complete Doble crankcase assembly and cylinders for the Series E Doble steam cars (with 10 sets constructed), and the design and construction of the current speed world record holding steam car. He served as a consultant on steam car restoration to Harrah Automobile Collection, Nethercutt Collection, Jay Leno Collection, Stephen Finn Collection, and the Besler General Motors Chevelle steam car, among others, and a consultant to the State of California on the steam bus development program. He is the owner and president of Doble Steam Motors Corporation, and is currently working on a book about the history of the Doble steam car and its founding family.

            Robert Edwards is a retired senior engineer from Lockheed Martin. Mr. Edwards served at Lockheed Martin for over 30 years, working on different projects including the Apollo Moon Project and other space programs. His area of expertise is in energy conversion systems, including thermoelectric, steam, internal combustion and external combustion engines.  Mr. Edwards has also spent over 20 years working with experimental steam cars and other steam systems, and is an officer of the Mobile Steam Society in Tennessee. He has published over 40 scientific papers and now gives talks on the subjects of alternative fuels and heat transfer systems.  He holds a B.S. from the University of Tennessee.

George Nutz is technology consultant with almost 50 years of experience working with external combustion and steam engines. He is the founder of Millennium Engineering Systems and Millennium Energy Systems, through which he has provided engineering guidance and expertise to multiple external combustion engine projects over the last twenty years.

Prior to consulting, Mr. Nutz was a staff research engineer at MIT Instrumentation Laboratory, part of the Department of Aeronautics and Astronautics. While in residence, he designed hardware and control systems, as well as steam cycles and applications. He represented MIT-IL at the Department of Transportation Clean Air / External Combustion hearings, and wrote several proposal papers outlining a working steam system. During this time he also became involved with steam automobile and steamboat groups and worked on boiler and engine designs/modifications, including being part of the MIT team designing and building a steam powered automobile for Saab for the MIT-Caltech "Clean Air Car Race".

Prior to his time at MIT, Mr. Nutz spent nine years at Bendix Aerospace designing gyro and guidance equipment and test platforms, and working with optics and sensors. He served in the U.S. Air Force and received his mechanical engineering degree from the New Jersey Institute of Technology in 1959.

Allen Brown, Cyclone’s Senior Engineering Fellow, is an engineer whose experience spans over 56 years in the marine industry where he has developed propulsion, hydraulic, electrical and exhaust systems for some of the best known names in the business. Over the years, Mr. Brown has served as: Director of Product Development for Cigarette Racing Team, President and CEO of Cougar Marine, which built powerboats that won 33 consecutive offshore races including 12 World and National Championships, Director of Product Development for Stainless Marine, Project Engineer for Gentry Transatlantic on the “Gentry Eagle,” a 113’ mega-yacht that held the transatlantic speed crossing record, Product Development Consultant for Teleflex Marine, and General Manager of Donzi Marine.

Karl Petersen, has over 45 years of experience in product development, engineering, manufacturing, and quality systems. He currently works directly with Cyclone’s engineering team to assist in the commercialization of its external combustion engine technology.  Mr. Petersen also runs Petersen Product Development in Boise, ID, which has provided mechanical, chemical and manufacturing process development for clients that include Caterpillar and John Deere. Previously, Mr. Petersen spent over 25 years in various engineering and management positions at Preco (purchased by Vansco Electronics in 2005), which provided critical product development for Caterpillar and AGCO. He also served several Lockheed divisions as a Senior Mechanical Engineer. Having worked on steam systems since the 1960’s, Mr. Petersen has built numerous engines throughout his career and has vast knowledge of their mechanical and thermodynamic operations.

Compensation to Advisors

We have compensated our Board of Advisors members’ with shares of restricted common stock and stock options for their past services rendered on behalf of Cyclone, and reserve the right to issue additional shares, stock options or cash in the future.  Both Allen Brown and Karl Petersen also receive cash compensation for their services which are performed at the Company's facility.

Family Relationships.

There are no family relationships among the directors and executive officers of the company.

Code of Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge on our web site, or by writing to the company, Attn: Chief Financial Officer, 601 NE 26th Ct., Pompano Beach, FL 33064.

Compliance With Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2011, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011.

Item  11.         Executive Compensation.

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Current Officers Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (S)	All Other Compensation ($)		Option Awards ($)(5)	Total ($)
Harry Schoell	2011	$150,000	(1)	0	$0	0		$60,385	$210,384
Chairman & CEO	2010	$150,000	(1)	0	$0	0		$11,900	$161,900

Frankie Fruge	2011	$120,000	(2)	0	$0	0		$60,385	$180,383
Director & COO	2010	$120,000	(2)	0	$0	0		$11,900	$131,900

Bruce Schames	2011	$72,000	(3)	0	$0	0		$127,202	$199,199
CFO	2010	$42,156	(3)	0	$26,700	0		$70,408	$139,264

Christopher Nelson	2011	$130,000	(4)	0	$0	0		$60,385	$190,831
President & General Counsel	2010	$120,000	(4)	0	$14,500	$30,000	(4)	$35,957	$200,457

(1)
All of Mr. Schoell’s salary in 2011 and 2010, except for $20,000 converted to 4,000 shares of Series A Preferred stock in 2010, has been deferred until determined by the Board of Directors that the Company can afford to pay such salary.

(2)
All of Ms. Fruge’s salary in 2011 and 2010, except for $6,000 converted to 1,200 shares of Series A Preferred stock in 2010, has been deferred until determined by the Board of Directors that the Company can afford to pay such salary.

(3)	As of December 31, 2011, Mr. Schames had $39,864 of deferred salary, which will be paid when determined by the Board of Directors that the Company can afford to pay such salary.
(4)
As of December 31, 2011, Mr. Nelson had $83,197 of deferred salary. Other Compensation of $30,000 was comprised of a 5% equity interest in the Company’s subsidiary, Cyclone-WHE, LLC. See Note 14 to the Financial Statements for the assumptions in the valuation.

Employment Agreements

Mr. Schoell has an employment agreement with the Company providing for a base salary of $150,000 per year plus standard benefits. This compensation is currently being deferred until we have sufficient revenue to support its payment, and to date, he has not received any cash compensation under his agreement. Mr. Schoell has converted $20,000 of deferred salary to common stock in 2010. Mr. Schoell’s agreement commenced June 30, 2007, and was amended on January 1, 2011. Mr. Schoell received 500,000 common stock options in 2007 pursuant to the original agreement, and is to receive 600,000 options per year pursuant to the amendment.  If Mr. Schoell is terminated for “cause,” he shall receive any unpaid base salary due to him as of the date of termination. If he is terminated without “cause” or upon a change in control, he shall receive (i) any unpaid base salary accrued through the effective date of termination, (ii) his base salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to him were he not terminated, during the 12 months following his termination.  Upon termination without cause, all of his stock options shall vest immediately. As of December 31, 2011, Mr. Schoell had $668,844 in unpaid, deferred salary due to him.

Ms. Fruge has an Employment Agreement with the Company providing for a base salary of $120,000 per year plus standard benefits. This compensation is currently being deferred, and to date, she has not received any cash compensation under her agreement. Ms. Fruge has converted $6,000 of deferred salary to common stock in 2010. Ms. Fruge’s agreement commenced June 30, 2007, and was amended on January 1, 2011. Ms. Fruge received 500,000 common stock options in 2007 pursuant to the original agreement, and is to receive 600,000 options per year pursuant to the amendment. If Ms. Fruge is terminated for “cause,” she shall receive any unpaid base salary due to her as of the date of termination. If she is terminated without “cause” or upon a change in control, she shall receive (i) any unpaid base salary accrued through the effective date of termination, (ii) her base salary at the rate prevailing at such termination through 12 months from the date of termination or the end of her term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to her were she not terminated, during the 12 months following her termination. Upon termination without cause, all of her stock options shall vest immediately. As of December 31, 2011, Ms. Fruge had $512,740 in unpaid, deferred salary due to her.

Mr. Nelson has an Employment Agreement with the Company providing for a base salary of $130,000 per year plus standard benefits, and 600,000 common stock options per year. He has deferred salary of $83,197 as of December 31, 2011.  Mr. Nelson’s agreement is for three years from August 2011, and is automatically renewed for successive one-year periods unless either party provides notice of a desire not to renew at least 90 days prior to the agreement’s anniversary date.  If Mr. Nelson is terminated for “cause,” he shall receive any unpaid base salary due to him as of the date of termination. If he is terminated without “cause” or upon a change in control, he shall receive (i) any unpaid base salary accrued through the effective date of termination, (ii) his base salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to him were he not terminated, during the 12 months following his termination. Upon termination without cause, all of his stock options shall vest immediately.

Mr. Schames has an agreement with the Company providing for cash compensation of $60,000 per year, of which $23,500 per year is deferred until the Company is in a position to pay such funds. Additionally, he is to receive $12,000 in restricted common stock annually, and 150,000 common stock options quarterly. His year-to-year contract began June 1, 2010. Either Mr. Schames or the Company may terminate his employment on 60 days’ notice.  If the Company terminates other than for “cause”, he shall receive his base compensation due through the date of termination plus a good faith repayment plan for any deferred and unpaid compensation. If Mr. Schames leaves or is terminated for “cause, he shall not be paid any deferred compensation and any unvested options shall terminate immediately. “Cause” is defined as gross negligence or willful misconduct that injures or may reasonably injure the Company.  As of December 31, 2011, Mr. Schames had $39,864 in unpaid, deferred salary due to him.

Outstanding Equity Awards at December 31, 2011

The following table sets forth information concerning all stock option grants held by our named executive officers as of December 31, 2011.  All outstanding equity awards are options to purchase shares of common stock.

All Option Awards

Name and Position	Option Grant Date	Number Granted (1) (2)	Number Exercisable	Number Unexercisable	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock in Option Awards ($) (3)	Option Expiration Date

Harry Schoell	6/30/2007	250,000	250,000	0	0.25	0.25	6/30/2017
Chairman & CEO	6/30/2007	125,000	125,000	0	0.35	0.25	6/30/2017
	6/30/2007	125,000	125,000	0	0.45	0.25	6/30/2017
	12/31/2010	100,000	100,000	0	0.12	0.12	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	12/31/2021
	6/30/2011	50,000	0	50,000	0.30	0.30	6/30/2021
	12/22/2011	150,000	0	150,000	0.19	0.19	9/30/2021
	12/22/2011	150,000	0	150,000	0.19	0.19	12/22/2021

Frankie Fruge	6/30/2007	250,000	250,000	0	0.25	0.25	6/30/2017
Director & COO	6/30/2007	125,000	125,000	0	0.35	0.25	6/30/2017
	6/30/2007	125,000	125,000	0	0.45	0.25	6/30/2017
	12/31/2010	100,000	100,000	0	0.12	0.12	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	12/31/2015
	6/30/2011	50,000	0	50,000	0.30	0.30	6/30/2016
	12/22/2011	150,000	0	150,000	0.19	0.19	9/30/2021
	12/22/2011	150,000	0	150,000	0.19	0.19	12/22/2021

Bruce Schames	4/5/2010	100,000	100,000	0	0.15	0.14	4/5/2012
CFO	6/30/2010	150,000	150,000	0	0.10	0.10	6/30/2020
	9/30/2010	150,000	150,000	0	0.09	0.09	9/30/2020
	12/31/2010	150,000	150,000	0	0.12	0.12	12/31/2020
	12/31/2010	75,000	75,000	0	0.12	0.12	12/31/2015
	3/31/2011	150,000	150,000	0	0.33	0.33	3/31/2021
	4/15/2011	20,000	20,000	0	0.22	0.22	4/15/2016
	6/30/2011	150,000	0	150,000	0.32	0.32	6/30/2021
	6/30/2011	20,000	0	20,000	0.30	0.30	6/30/2016
	12/22/2011	150,000	0	150,000	0.19	0.19	9/30/2021
	12/22/2011	150,000	0	150,000	0.19	0.19	12/22/2021

Christopher Nelson	4/5/2010	250,000	250,000	0	0.15	0.14	4/5/2022
President & GC	12/31/2010	100,000	100,000	0	0.12	0.12	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	4/15/2016
	6/30/2011	50,000	0	50,000	0.30	0.30	6/30/2016
	12/22/2011	150,000	0	150,000	0.19	0.19	9/30/2021
	12/22/2011	150,000	0	150,000	0.19	0.19	12/22/2021

James Landon	4/5/2010	50,000	50,000	0	0.15	0.14	4/5/2012
Director	12/31/2010	100,000	100,000	0	0.12	0.12	12/31/2015
	4/15/2011	25,000	25,000	0	0.22	0.22	4/15/2016
	6/30/2011	200,000	0	200,000	0.30	0.30	6/30/2016
	6/30/2011	25,000	0	25,000	0.30	0.30	6/30/2016
	12/22/2011	150,000	0	150,000	0.19	0.19	9/30/2016
	12/22/2011	150,000	0	150,000	0.19	0.19	12/22/2016

(1)	Any performance conditions with respect to the listed options have been satisfied, and therefore, each such option has been earned.
(2)	Each of the listed options vest one year from the date of grant.
(3)	We determined the grant date fair value of stock option awards using the methodology set forth in Footnote 10 to our Consolidated Financial Statements for the years ended December 31, 2011 and 2010.

Option Exercise and Stock Vesting

During 2011, none of the named executive officers exercised any options. 1,450,000 executive officer and director options vested in 2011.

Compensation of the Board of Directors

The following table sets forth the compensation received by our non-employee director, for his service as a director, during the year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock Awards	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Landon	12,000	94,508	17,500	-	-	124,008

 Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series B Preferred Stock by each of our named Executive Officers and Board of Directors, and each shareholder who is known by us to own beneficially five percent (5%) or more of the outstanding stock of such class as of March 31, 2012. On March 31, 2012, there were 227,419,682 shares of common and 1,000 shares of Series B Preferred stock issued and outstanding.

Name and Address	Common Shares Beneficially Owned	%	Series B Pref. Shares Beneficially Owned	%
Harry Schoell, Chairman & CEO 601 NE 26th Ct. Pompano Beach, FL 33064	45,645,552 (1)	19.82%	797	80%
Frankie Fruge, COO & Director 601 NE 26th Ct. Pompano Beach, FL 33064	12,242,714 (2)	5.32%	203	20%
James Landon, Director 4401 N Federal Hwy Boca Raton, FL 33431	2,351,800 (3)	1.02%	-	-
Christopher Nelson, President, General Counsel 601 NE 26th Ct. Pompano Beach, FL 33064	5,695,400 (4)	2.47%	-	-
Bruce Schames, CFO 601 NE 26th Ct. Pompano Beach, FL 33064	957,025 (5)	0.42%	-	-
All Executive Officers as a Group (5 persons)	66,892,491	29.05%	-	-
TOTALS:	66,892,491	29.05%	1,000 *	100%

*	The 1,000 shares of Series B Preferred stock provide their holders a majority vote on all matters brought before the common stock shareholders.
(1)	Mr. Schoell’s total includes 650,000 vested common stock options, but excludes 350,000 unvested options awarded in 2011.
(2)	Ms. Fruge’s total includes 650,000 vested common stock options, but excludes 350,000 unvested options awarded in 2011.
(3)	Mr. Landon’s total includes 375,000 vested common stock options, but excludes 525,000 unvested options awarded in 2011.
(4)
Mr. Nelson’s total includes 400,000 vested common stock options, and 634,000 shares of common stock owned by a company controlled by Mr. Nelson’s wife. The total excludes 350,000 unvested options awarded in 2011.

(5)	Mr. Schames’ total includes 795,000 vested common stock options, but excludes 470,000 unvested options awarded in 2011.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

We have an Operations Agreement dated July 2, 2007, with Schoell Marine, a company owned by Harry Schoell, to provide some turnkey operations, including office facility rental and equipment leasing, based upon cost and going market rates. This arrangement began being phased-out in 2008, however, at December 31, 2011, we owed to Schoell Marine $608,489, which is booked as debt. The debt is callable at the discretion of Mr. Schoell and is secured by a perfected security interest on our patent and patent applications for the heat-regenerative external combustion engine. We currently rent office space from Schoell Marine under this agreement at approximately $12.00/sf, which we believe to at market rates.

As of December 31, 2011, the Company also had on its books $1,181,584 of accrued and deferred officer’s salaries to Mr. Schoell and Ms. Fruge.  This deferred salary can be paid to the officers if and when funds are available. These funds are accounted for as non-interest bearing notes due on demand. At the end of 2011, an additional $123,061 was deferred for other officers.

Mr. Nelson owns a 5% equity stake in Cyclone-WHE LLC, our majority owned subsidiary, which was obtained by him in 2010 in exchange for services rendered with a fair market value of $30,000.

Item  14.         Principal Accountant Fees and Services

The following table shows what Mallah Furman billed for the audit and other services for the years ended December 31, 2011 and December 31, 2010.

	Year Ended 12/31/ 2011	Year Ended 12/31/10
Audit Fees	$52,542	$23,100
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--

Total	$52,542	$23,100

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Overview —The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” and “Tax Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

Part IV

Item 15.         Exhibits and Financial Statement Schedules.

(a) Financial Statements.

Financial Statements Included in this Report	Page

(b) Exhibits

Exhibit No.	Description
3.1 *	Articles of Incorporation, dated June 14, 2007
3.2 *	Certificate of Domestication, dated June 14, 2007
3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011
3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007
3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009
3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010
3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010
3.8 *	By-Laws of Cyclone Power Technologies, Inc.
10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge
10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell
10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC
10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan
10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson
10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames
10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.
10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC
10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.
10.10**	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.
10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.
10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.
10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC
10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.
10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.
21 *	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2
Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed with the Securities and Exchange Commission as an exhibit to the Company’s Form 10 Registration Statement, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyclone Power Technologies, Inc.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Executive Officer

Dated: April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Executive Officer
(principal executive officer)

Dated: April 13, 2012

By:	/S/ FRANKIE FRUGE
Frankie Fruge
Chief Operating Officer and Director

Dated: April 13, 2012

By:	/S/ CHRISTOPHER NELSON
Christopher Nelson
President and General Counsel

Dated: April 13, 2012

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)

Dated: April 13, 2012

By:	/S/ JAMES C. LANDON
James C. Landon
Director

Dated: April 13, 2012

Cyclone Power Technologies, Inc.
Consolidated Financial Statements and Footnotes
December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyclone Power Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cyclone Power Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Cyclone Power Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Power Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company’s dependence on outside financing, lack of sufficient working capital, and recurring losses raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mallah Furman
Fort Lauderdale, FL
April 13, 2012

Cyclone Power Technologies, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$66,486	$6,557
Accounts receivable	-	4,200
Inventory	475,600	228,838
Other current assets	4,846	828
Total current assets	546,932	240,423

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	184,784	139,428
Less: Accumulated depreciation	(76,541)	(55,644)
Net property and equipment	108,243	83,784

OTHER ASSETS
Patents, trademarks and copyrights	557,847	486,466
Less: Accumulated amortization	(117,846)	(81,115)
Net patents, trademarks and copyrights	440,001	405,351
Other assets	2,422	1,156
Total other assets	442,423	406,507

Total Assets	$1,097,598	$730,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$262,947	$187,887
Factored receivables	43,169	-
Accounts payable and accrued expenses-related parties	1,305,772	991,269
Notes and other loans payable	30,000	5,000
Notes and other loans payable-related parties	678,271	659,577
Capitalized lease obligations-current portion	898	6,565
Deferred revenue and license deposits	860,811	710,000
Warranty provision	184	2,324

Total current liabilities	3,182,052	2,562,622

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	2,155	2,451
Derivative Liabilities-Warrant	494,626	459,537
Derivative Liabilities-Series A Convertible Preferred Stock	-	10,623,624
Total non-current liabilities	496,781	11,085,612

Total liabilities	3,678,833	13,648,234

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Series A convertible preferred stock, $.0001 par value, 750,000 shares authorized, 705,453 shares issued and outstanding at December 30, 2010	-	71

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2011 and 2010	-	-

Common stock, $.0001 par value, 300,000,000 shares authorized, 223,635,129 and 114,020,135 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively.	22,361	11,402
Additional paid-in capital	43,001,171	9,004,547
Prepaid expenses from equity contribution	-	(27,500)
Preferred stock subscription receivable	(12,000)	(18,000)
Accumulated deficit	(45,722,829)	(22,022,915)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,711,297)	(13,052,395)
Non controlling interest in consolidated subsidiary-Cyclone WHE LLC	130,062	134,875
Total Stockholders Deficit	(2,581,235)	(12,917,520)

Total Liabilities and Stockholders' Deficit	$1,097,598	$730,714

See the accompanying notes to consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Operations
For Years Ended December 31, 2011 and 2010

	2011	2010

REVENUES	$250,000	$261,525

COST OF GOODS SOLD	399,801	110,393

Gross profit (loss)	(149,801)	151,132

OPERATING EXPENSES
Advertising and promotion	66,001	51,838
General and administrative	2,628,835	1,522,917
Research and development	983,276	842,425

Total operating expenses	3,678,112	2,417,180

Operating loss	(3,827,913)	(2,266,048)

OTHER INCOME (EXPENSE)
Other (expense)	(26,964)	(159,050)
Derivative Income (Expense) -Warrants	(35,089)	106,616
Derivative Income (Expense) -Series A Preferred Stock:
Founders Stock	(13,238,033)	331,859
New Investors' stock	(6,533,053)	1,822
Interest (expense)	(43,675)	(39,663)

Total other income (expense)	(19,876,814)	241,584

Loss before income taxes	(23,704,727)	(2,024,464)
Income taxes	-	-

Net loss	$(23,704,727)	$(2,024,464)

Net loss per common share, basic	$(0.15)	$(0.02)

Weighted average number of common shares outstanding	156,324,933	107,100,629

See the accompanying notes to consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For Years Ended December 31, 2011 and 2010

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid In	Treasury	Prepaid Expenses From Equity	PreferredStock Subscription	Accumulated	Total Stockholders' (Deficit)Cyclone Power	Non Controlling Interest In Consol.	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Contribution	Receivable	( Deficit)	Tech. Inc.	Subsidiary	(Deficit)
Balance, December 31, 2009	540,000	$54	1,000	$-	103,699,133	$10,369	$7,033,973	$-	$-	$(18,000)	$(20,003,576)	$(12,977,180)	$-	$(12,977,180)

Issuance of restricted shares for outside services	2,000	-	-	-	4,077,280	409	608,278	-	-	-	-	608,687	-	608,687

Issuance of restricted shares and options for employee services	2,500	1	-	-	1,681,500	168	207,275	-	-	-	-	207,444	-	207,444

Sale of common stock	-	-	-	-	2,062,222	206	163,372	-	-	-	-	163,578	-	163,578

Sale of preferred stock	141,000	14	-	-	-	-	635,997	-	-	-	-	636,011	-	636,011

Warrants issued pursuant to preferred stock sale	-	-	-	-	-	-	84,589	-	-	-	-	84,589	-	84,589

Conversion of debt to common stock	-	-	-	-	2,500,000	250	171,300	-	-	-	-	171,550	-	171,550

Conversion of debt to preferred stock	19,953	2	-	-	-	-	99,763	-	-	-	-	99,765	-	99,765

Conversion of debt to equity in subsidiary	-	-	-	-	-	-	-	-	-	-	-	-	30,000	30,000

Sale of equity in subsidiary for cash	-	-	-	-	-	-	-	-	-	-	-	-	50,000	50,000

Sale of equity in subsidiary for services	-	-	-	-	-	-	-	-	(60,000)	-	-	(60,000)	60,000	-

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	32,500	-	-	32,500	-	32,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	5,125	5,125	(5,125)	-

Net loss year ended December 31, 2010	-	-	-	-	-	-	-	-	-	-	(2,024,464)	(2,024,464)	-	(2,024,464)

Balance, December 31, 2010	705,453	71	1,000	-	114,020,135	11,402	9,004,547	-	(27,500)	(18,000)	(22,022,915)	(13,052,395)	134,875	(12,917,520)

Issuance of restricted shares and warrants for outside services	-	-	-	-	3,754,036	374	1,029,045	-	-	-	-	1,029,419	-	1,029,419

Issuance of restricted shares and options for employee services	-	-	-	-	687,024	69	562,997	-	-	-	-	563,066	-	563,066

Sale of common stock	-	-	-	-	8,511,764	850	1,096,440	-	-	-	-	1,097,290	-	1,097,290

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	390,488	-	-	-	-	390,488	-	390,488

Sale of preferred stock	44,547	4	-	-	-	-	192,731	-	-	-	-	192,735	-	192,735

Issuance of restricted shares for contract penalty re-delayed shippment	-	-	-	-	1,309,306	131	299,869	-	-	-	-	300,000	-	300,000

Purchase of treasury stock	-	-	-	-	-	-	-	40,000	-	-	-	40,000	-	40,000

Sale of treasury stock	-	-	-	-	-	-	-	(40,000)	-	-	-	(40,000)	-	(40,000)

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	27,500	-	-	27,500	-	27,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	4,813	4,813	(4,813)	-

Conversion of preferred stock to common stock	(750,000)	(75)	-	-	95,100,000	9,510	(9,435)	-	-	-	-	-	-	-

Application of derivative liability from conversion of preferred stock	-	-	-	-	-	-	30,394,710	-	-	-	-	30,394,710	-	30,394,710

Conversion of debt and liability to common stock	-	-	-	-	213,975	21	39,783	-	-	-	-	39,804	-	39,804

Issuance of common stock per settlement agreement arising from reverse merger	-	-	-	-	25,000	3	(3)	-	-	-	-	-	-	-

Collection of preferred stock subscription receivable					-	-	-	-	-	6,000	-	6,000	-	6,000

Conversion of stock options-cashless exercise					13,889	1	(1)	-	-	-	-	-	-	-

Net loss year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	(23,704,727)	(23,704,727)	-	(23,704,727)

Balance, December 31, 2011	-	$-	1,000	$-	223,635,129	$22,361	$43,001,171	$-	$-	$(12,000)	$(45,722,829)	$(2,711,297)	$130,062	$(2,581,235)

See the accompanying notes to consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Cash Flows
For Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,704,727)	$(2,024,464)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	57,628	55,587
Issuance of restricted common stock, options and warrants and preferred stock for services	1,592,485	816,131
Issuance of restricted common stock for contract penalty	300,000	-
Expense (income) from derivative liability-Warrants	35,089	(106,616)
Expense (income) from derivative liability-Series A Preferred Stock	19,771,086	(333,681)
Amortization of prepaid expenses purchased with equity	27,500	32,500
Write-off of abandoned patent	-	9,855
Forgiveness of debt income	-	(2,685)
Loss on conversion of debt to stock	-	159,050
Changes in operating assets and liabilities:
Decrease (Increase) in accounts receivable	4,200	(4,200)
(Increase) in inventory	(246,762)	(87,997)
(Increase) decrease in other assets	(5,284)	12,790
Increase in deferred revenue and deposits	150,811	122,525
(Decrease) in provision for contract loss	-	(5,036)
Increase in accounts payable and accrued expenses	142,808	57,449
(Decrease) Increase in warranty provision	(2,140)	2,324
Increase in accounts payable and accrued expenses-related parties	314,503	339,831
Net cash used by operating activities	(1,562,803)	(956,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(71,381)	(85,968)
Expenditures incurred for property and equipment	(45,356)	(31,184)
Net cash used by investing activities	(116,737)	(117,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Preferred treasury stock	40,000	-
Increase in loans-net	40,225	5,000
Sale of equity in subsidiary for cash	-	50,000
Payment of capitalized leases	(5,963)	(9,067)
Proceeds from collection of preferred stock subscription receivables	6,000	-
Proceeds from sale of common stock	1,487,778	163,578
Proceeds from sale of preferred stock	192,735	720,600
(Decrease) Increase in related party notes and loans payable	(21,306)	121,677
Net cash provided by financing activities	1,739,469	1,051,788

Net increase (decrease) in cash	59,929	(22,001)
Cash, beginning of year	6,557	28,558

Cash, end of year	$66,486	$6,557

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$2,735	$2,955
NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of 8,000 shares of Series A Preferred treasury stock via note payable	$40,000	$-
Conversion of debt to common and preferred stock	$-	$289,610
Conversion of debt by selling 5% of consolidated subsidiary equity	$-	$30,000
Conversion of debt and liabilities by issuing 213,975 shares of common stock	$39,804	$-

See the accompanying notes to consolidated financial statements

Cyclone Power Technologies, Inc.
Notes to the Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 - ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A.     ORGANIZATION AND OPERATIONS
Cyclone Power Technologies, Inc. (the “Company”) is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in June 2004.  The LLLP was the original developer and intellectual property holder of the Cyclone engine technology.

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of December 31, 2011, the Company had an 82.5% controlling interest in the Subsidiary.

The Company is primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology.

B.     PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The audited consolidated financial statements include the accounts of Cyclone Power Technologies Inc. and its 82.5% owned Subsidiary. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

C.     SUBSEQUENT EVENTS

In 2009, the FASB issued ASC 855 Subsequent Events. ACS 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective for interim and annual periods ending after June 15, 2009. Management evaluated events occurring between the Balance Sheet date of December 31, 2011, and when the financial statements were available to be issued, and determined that the Company’s acquisition of the assets of Advent Power Systems Inc., and the retirement of the Phoenix Power Group warrant both constituted reportable events, which are described in Note 19 hereof.

D.      CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

E.     ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due pursuant to research and development prototype charges. At December 31, 2011, uncollected progress billings of $297,451 were off-set against deferred revenue for financial statement presentation purposes.  At December 31, 2011 and 2010, no allowance for doubtful accounts was deemed necessary.

F.     COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2011, total anti-dilutive shares amounted to approximately 10.4 million shares, exclusive of 4.7 million shares subject to an unvested common stock purchase warrant.

G.     INCOME TAXES

Income taxes are accounted for under the asset and liability method as stipulated by Accounting Standards Codification (“ASC”) 740 “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In 2009, the Company adopted certain provisions under ASC Topic 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2011, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2011.

H.      REVENUE RECOGNITION

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

It is the Company’s intention, when it has royalty revenue from its contracts, to record royalty revenue periodically when earned, as reported in sales statements from customers. The Company does not have any royalty revenue to date.

I.     WARRANTY PROVISIONS

Current contracts do not require warranty assistance subsequent to acceptance of the “deliverable R&D prototype” by the customer. For products that the company will resell in the future, warranty costs are anticipated to be fully borne by the manufacturing vendor.

J.     INVENTORY

Inventory is recorded at the lower of standard cost or market. Standard costs for material, labor and allocated overhead, are reflective of the estimated costs to manufacture a completed engine after related developmental research and development expenses have been provided for.

K.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The summary of fair values and changing values of financial instruments as of December 31, 2011 and 2010 is as follows:

Instrument	Fair Value	Level	Valuation Methodology
Derivative liabilities as of December 31, 2011	$494,626	3	Black Scholes
Derivative liabilities as of December 31, 2010	$11,083,161	3	Binomial Lattice Model and Black Scholes

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

L.    RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred.  Costs for the years ended December 31, 2011 and 2010 were $983,276 and $842,425, respectively.

M.     STOCK BASED COMPENSATION

The Company applies the fair value method of ASC 718, “Share Based Payment”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date of issuance.

N.    COMMON STOCK OPTIONS AND PURCHASE WARRANTS

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

O.     PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Computers and trade show equipment	3 years
Shop equipment	7 years
Furniture, fixtures, and leasehold improvements	10-15 years

Expenditures for maintenance and repairs are charged to operations as incurred.

P.     IMPAIRMENT OF LONG LIVED ASSETS

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

Q.    RECLASSIFICATIONS

Certain balances that have been presented previously have been reclassified to conform to the financial statement presentation adopted for this year.

R.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the Financial Accounting Standards Board ("FASB") issued an accounting standard update (ASU 2011-11) that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for use as of January 1, 2013 and will impact our financial statement disclosures.

In September 2011, the FASB issued an accounting standard update (ASU 2011-08) that provides the option to assess qualitative factors in determining whether a goodwill impairment test is necessary. The standard is effective January 1, 2012, and will not materially impact our financial condition, results of operations, or financial statement disclosures.

In December 2010, the FASB  issued an accounting standard update (ASU 2010-29) that provides for a public entity to disclose pro-forma  information for business combinations that occurred in the current reporting period. The requirement is to disclose pro-forma, and comparable revenue and earnings as though the acquisition date for all business combinations that occurred had been as of the beginning of the annual reporting period. This standard is effective December 15, 2010, and will impact our financial statement disclosures.

S.    CONCENTRATION OF RISK

The Company does not have any off-balance-sheet concentrations of credit risk.  The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company plans to minimize its accounts receivable credit risk by transacting contractual arrangements with customers that have been subjected to stringent credit evaluations and structuring the contracts in a manner that lessens inherent credit risks.

As of December 31, 2011, the Company maintained its cash in two quality financial institutions.  The Company has not experienced any losses in its bank accounts through December 31, 2011.

We purchase raw material and components from multiple sources, none of which may be considered a principal or material suppliers.  If necessary, we could replace these suppliers with minimal effect on our business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial operating losses of $3.8 million and $2.3 million for the years ended December 31, 2011 and 2010, respectively. The cumulative deficit since inception is approximately $45.7 million, which is comprised of $14.8 million attributable to operating losses and other expenses, and includes $30.9 million in non-cash derivative liability accounting.  The Company has a working capital deficit at December 31, 2011 of approximately $2.6 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s plans, which includes implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company is currently raising working capital to fund its operations via private placements of common stock, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 - INVENTORY

Inventory at December 31, 2011 and  2010 consists of:

	2011	2010
Engine material and parts	$327,946	$183,893
Labor	128,395	38,556
Applied overhead	19,259	6,389
Total Inventory	$475,600	$228,838

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2011 and  2010 consists of the following:

	2011	2010
Display Equipment for Trade Shows	$9,648	$9,648
Leasehold Improvements and Furniture and Fixtures	74,083	46,332
Equipment and Computers	101,053	83,448
Total	184,784	139,428
Less: Accumulated Depreciation	76,541	55,644
Net Property and Equipment	$108,243	$83,784

Depreciation expense for the years ended December 31, 2011 and 2010 was $20,897 and $25,530, respectively.

NOTE 5 - PATENTS AND TRADEMARKS AND COPYRIGHTS,

The Cyclone Engine is currently protected under the following U.S. Patents and allowed patent applications:

Heat Regenerative Engine (US Patent No. 7,080,512 B2)
Heat Regenerative Engine (Continuation) (US Patent No. 7,856,822 B2)
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
Pre-Heater Coil in a Heat Regenerative Engine (US Patent No 7,856,823 B2)
Spider Bearing (US Patent No. 7,900,454)
Waste Heat Engine (US Patent No. 7,992,386)
Engine Shrouding with Air to Air Exchanger (Ser. No. 11/879,586)

The Company also has received patents for the main Cyclone engine in 20 other countries, and patents pending in two more countries. The Company plans to continue to pursue patent protection in the U.S. and internationally for its intellectual property.

The Company has filed trademark applications in the U.S. for Cyclone Power Technologies, Cyclone Power, WHE, WHE Generation, and Generation WHE.

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2011 and  2010 was $440,001 and $405,351 respectively. For the years ended December 31, 2011 and 2010, $71,381 and $85,968 was capitalized, respectively.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the years ended December 31, 2011 and 2010 were $36,731 and $30,057, respectively. The Company wrote off abandoned patents of $9,855 for the year ended December 31, 2010.

NOTE 6 - NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable as of December 31, 2011 and 2010 is as follows:

	2011	2010

6% uncollateralized $5,000 demand note (*)	$-	$5,000
6% uncollateralized $25,000 demand note	25,000	-
6% uncollateralized $5,000 demand note	5,000	-
Total current non related party note	$30,000	$5,000
(accrued interest is included in accrued liabilities)

(*) This note was retired pursuant to the issuance of preferred stock in 2011.

A summary of related party notes and other loans payable as of December 31, 2011 and  2010 is as follows:

	2011	2010
6% demand loan from controlling shareholder, uncollateralized (A)	$11,285	$-

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s CEO and controlling shareholder, collateralized by lien on Cyclone’s patent for heat regenerative engine (B)	427,332	444,209

6% non-collateralized loan from officer and shareholder, payable on demand. The original principle balance was $137,101.	66,364	86,264

Accrued Interest	173,290	129,104

Total current related party notes, inclusive of accrued interest	$678,271	$659,577

(A)	This note (originally $40,000) was issued to purchase 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000.

(B)
This note arose from services and salaries incurred by Schoell Marine on behalf of the Company.  Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. During the year ended December 31, 2011, $5,367 was paid on the note balance.

NOTE 7 - RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida.  The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the years ended December 31, 2011 and 2010 were $62,964 and $62,964, respectively. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 days notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in related party payables as of December 31, 2011 and 2010 is $1,304,645 and $970,614, respectively, of accrued and deferred officers’ salaries compensation which will be paid if funds are available. These are non-interest bearing and due on demand.

NOTE 8 - PREFERRED STOCK

On May 12, 2011, the holders of a majority of the shares of Series A Convertible Preferred (the “Series A Preferred”) stock, of which there were 750,000 outstanding at the time, executed a resolution to convert all of the Series A Preferred shares into approximately 95.1 million shares of common stock, and to retire all Series A Preferred shares, effective as of May 15, 2011. The Company did not receive any additional consideration from the conversion. The Company recorded non-cash derivative expenses of $19,771,086 and eliminated the related derivative liability with respect to the conversion and the retirement of Series A Preferred.

The Series B Preferred Stock is majority voting stock and is held by senior management. Ownership of the Series B Preferred Stock shares assures the holders thereof a 51% voting control over the common stock of the Company. The Series B Preferred Stock shares are convertible on a one-for-one basis with the common stock in the instance the Company is merged or sold.

NOTE 9 - STOCK TRANSACTIONS

The Company relies on capital raised through private placements of common and preferred stock, and loans primarily from related parties, to assist in the funding of operations.

During the year ended December 31, 2011, the Company issued 687,024 shares of restricted common stock valued at $196,372 for employee services, of which $185,705 was charged to general and administrative services, and $10,667 was for research and development related services and activities. Additionally, the Company amortized (based on vesting) $366,694 of common stock options, previously issued. Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

The Company issued 3,754,036 shares of restricted common stock, valued at $1,004,021 for outside services and amortized $25,398 of previously issued common stock warrants for outside services.

During the year ended December 31, 2011, the Company sold 8,511,764 shares of restricted common stock for $1,487,778 which included 2,861,251 common stock warrants valued at $390,488 (valued by the Black Scholes model), and 44,547 shares of Series A Preferred stock for $192,735.

During the year ended December 31, 2011, the Company issued 1,309,306 shares of restricted common stock, valued at $300,000, as satisfaction of a contract penalty agreement; 213,975 shares of common stock, valued at $39,804, in satisfaction for notes and accrued interest of $12,804; and 25,000 shares of common stock in settlement of a claim pursuant to the reverse merger disclosed in Note 1. In the third quarter of 2011, 20,000 common stock options were converted via a cashless exercise into 13,889 shares of common stock.

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

During the year ended December 31, 2010, the Company sold 2,062,222 shares of restricted common stock for $163,578, which included warrants valued at $84,589; and 141,000 shares of Series A Preferred stock for $720,586.

NOTE 10 - STOCK OPTIONS AND WARRANTS

A.  COMMON STOCK OPTIONS

For the year ended December 31, 2011, in recognition of and compensation for services rendered by employees, the Company issued common stock options, valued at $446,849, (valued pursuant to the Black Scholes valuation model)  that are exercisable into 3,115,000 shares of common stock to employees, with a per share range of exercise prices of $.19-$.30 (average per share of $.23 ) and a maturity life of 5-10 years (an average maturity life of 7.9 years). These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3 years of issue. For the year ended December 31, 2011, the income statement charge for the amortization of stock options was $366,615 and the unamortized balance was $314,814.  The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options.

For the year ended December 31, 2010, in recognition of and compensation for services rendered by employees, the Company issued 2,040,000 cashless options exercisable into 2,040,000 shares of common stock to employees and staff, with an average exercise price per share of $.122, an average maturity life of 5.8 years and a one year vesting requirement. The Company estimated that the options would be exercised within 3 years. The income statement charge for the year ended December 31, 2010 was $64,988 and the unamortized balance was $178,414.

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

A summary of the common stock options for the period from December 31, 2009 through December 31, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Options
Balance, December 31, 2009	1,000,000	$0.325	6.5
Options issued	2,040,000	0.122	5.4
Options exercised	-	-	-
Options cancelled	-	-	-

Balance, December 31, 2010	3,040,000	0.188	5.0
Options issued	3,115,000	.229	7.9
Options exercised	(20,000)	(.100)	-
Options cancelled	(100,000)	(.246)	-

Balance, December 31, 2011	6,035,000	$.208	6.0

The vested and exercisable options at period end follows:

	Exercisable/Vested Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Options
Balance, December 31, 2009	1,000,000	$0.325	7.5
Balance, December 31, 2010	1,000,000	0.325	6.5
Balance, December 31, 2011	3,020,000	0.189	5.0

Additional vesting by March 31, 2012	485,000	0.254

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2010
Risk Free Interest Rate	.39%-1.20%	.6% - 1.18%
Expected Volatility	132%-231%	458% - 628%
Expected term in years	5-10	2-3
Expected dividend yield	0%	0%
Average value per options and warrants	$.13.-$.31	$.09 - $.14

Expected volatility is based on historical volatility of the Company’s common stock price and other comparable pink sheet traded companies (used when the traded stock price of the company was not representative). Short Term U.S. Treasury rates were utilized. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718 "Accounting for Stock Based Compensation", which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all trenches.

B.  COMMON STOCK WARRANTS

Outstanding-

In August 2011, the Company issued 926,251 warrants at a $.27 exercise price (valued at $214,028) with a 3 years term, pursuant to the sale of Common stock to unaffiliated third parties. The Company can force conversion of these warrants if its common stock trades at a price greater than $.54 per share for 10 consecutive trading days, and the average trading volume is greater than 200,000 shares per day. The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. This “cashless” option is only available after six months from the date of warrant issuance, and only if the Company has not registered for resale under the Securities Act of 1933, the underlying shares of common stock. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.20 a share (in a non “exempted” issuance), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, and up to 5 million shares of common stock issued to service providers of the Company.

In the third quarter of 2011, the Company issued 1,335,000 warrants, with a three year term, at a $.27-$.32 per share exercise price (valued at $293,184) pursuant to the sale of additional common shares. Also, the Company issued 750,000 warrants with a 1 year term, at a $.30 per share exercise price (valued at $101,591) for services. The value of these warrants is being amortized over the service period.

In the fourth quarter of 2011, the Company issued 600,000 warrants, with a three year term, at a $.27 per share exercise price (valued at $94,502) pursuant to the sale of additional common shares.

In August 2010, the Company issued 770,500 warrants at a $.15 exercise price (valued at $84,589), with a 2 year term, pursuant to the sale of Series A Preferred stock to an unaffiliated third party.

A summary of outstanding vested warrant activity for the year ended December 31, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2010	770,500	$.150	1.67
Warrants issued	3,611,251	.29	2.23
Warrants exercised	-	-	-
Warrants cancelled	-	-	-

Balance, December 31, 2011	4,381,751	$.265	1.99

NOTE 11 - INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2011 and 2010 are as follows:

	Year ended Dec 31, 2011	Amount	Year ended Dec. 31, 2010	Amount
Tax benefit at U.S. statutory rate	34%	$1,232,008	34%	$744,519
State taxes, net of federal benefit	4	144,942	4	87,590
Change in valuation allowance	(38)	(1,376,950)	(38)	(832,109)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for years ended December 31, 2011 and 2010 consisted of the following:

Deferred Tax Assets	Dec. 31, 2011	Dec. 31, 2010
Net Operating Loss Carry-forward	$5,420,492	$2,860,156
Deferred Tax Liabilities – Accrued Officers Salaries	(231,135)	(126,635)
Net Deferred Tax Assets	5,189,357	2,733,521
Valuation Allowance	(5,189,357)	(2,733,521)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2011, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $10.7 million that may be offset against future taxable income through 2026. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 - LEASE OBLIGATIONS

A.  CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. Lease principle payments made in the year ended December 31, 2011 was $5,964. The balance of leases payable at December 31, 2011 was $3,053. Future lease payments are:

2012	$898
2013	1,127
2014	1,028

$3,053

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at rate of $8.25/ s.f, terminating in August 2012. The lease also has two 1-year extensions.  The balance of the lease is $8,159.

NOTE 14 - CONSOLIDATED SUBSIDIARY

Commencing in the second quarter of 2010, the Company established a subsidiary (Cyclone-WHE LLC) to license and market waste heat recovery systems for all engine models. A 5% equity participation was sold to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the Subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the Subsidiary. These services were amortized over a 12 month period. This investor also received and exercised a 2.5% equity purchase warrant in the Subsidiary for $50,000.

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

The total losses of the subsidiary for the year ended December 31, 2011 was $27,500. Losses of the subsidiary are currently fully borne by the parent Company, and no allocations were made to the non controlling interest in the consolidated subsidiary.  There is no guarantee of future profits or positive cash flow of the subsidiary for loss recovery and the related imputed receivable would be impaired.  As of December 31, 2011, the cumulative unallocated losses to the non-controlling interests of the subsidiary of $9,938 are to be recovered, by the parent from future subsidiary profits, when they materialize.

NOTE 15 - PENALTY FOR DELAYED DELIVERY OF PRODUCT

In 2009, the Company signed a contract for the delivery of two Mark V prototype engines that had a performance penalty of $25,000 per month for late delivery, paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer.  The original delivery date was revised to January 1, 2011. Effective January 1, 2012 the Company’s agreed that two WHE engines would be substituted for the deliverable in satisfaction of the contract, but that Cyclone is still obligated to deliver two Mark V engines at a later time. For the year ended December 31, 2011, the Company charged $350,000 to cost of goods sold for this penalty. This is reflective of 1,309,306 shares of restricted common stock issued in the first year, valued at $300,000, and $50,000 of accrued expenses for subsequent delayed engine delivery.

NOTE 16 - DERIVATIVE LIABILITIES

The Company has issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815 Derivatives and Hedging.

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock entitled the holders of the preferred stock to convert the preferred stock into a fixed percentage of the total outstanding common stock on a fully diluted basis, calculated on the date of conversion.  The resulting derivative liability is presented at its fair value on the accompanying balance sheets with changes in fair value reported in the statement of operations.   In May 2011, the holders of all of the outstanding shares of Series A Preferred Stock converted the shares into 95,100,000 shares of the Company’s common stock.  As a result of the conversion, the estimated fair value of the embedded conversion option of at the time of conversion of $30,394,710 was reclassified into equity. There is no derivative liability related to this issuance as of December 31, 2011. The fair value of the conversion option options had been estimated using a binomial lattice model using the following assumptions:

Risk free rate	1.27% -2.69%
Expected volatility	150% - 400%
Expected term in years	5 Years
Expected dividend yield	0%

Phoenix Common Stock Warrant

As part of the Company’s license agreement with Phoenix Power Group (“Phoenix”), in 2009 the Company agreed to issue to Phoenix a common stock purchase warrant at a price of $.19 per share, equal to two (2%) percent of the total issued, outstanding, convertible debt and dilutive common stock of the Company at the time of exercise. The number of shares into which the warrant was convertible was contingent upon the number of shares outstanding at the date the warrant was issued. As of December 31, 2011, 2% of the outstanding, convertible and dilutive common stock of the Company was approximately 4.68 million shares. The warrant was to vest upon the delivery of the first two prototype Cyclone Mark V Engines to Phoenix and payment by Phoenix of the full $400,000 license fee, and terminate 24 months thereafter and are non-transferable. As of December 31, 2011, the warrant was valued at approximately $494,626 (by the Black Scholes valuation method) and is to be amortized proportionally over the life of the contract, as an expense of the contact in conjunction with revenue and royalty recognition from this contract.  Because the number of shares issuable upon exercise of the warrant was unknown until the time of exercise, and there is no limit to the number of shares that are issuable upon exercise, the common stock warrant was required to be accounted for as a derivative liability. The resulting derivative liability of $494,626 from the warrant is presented at its fair value on the accompanying balance sheet with changes in fair value reported in the statement of operations.  In March 2012, the Company entered into an agreement with Phoenix to convert and retire the warrant for 2,000,000 shares of common stock. Phoenix did not pay any additional consideration for the shares.

The fair value of the warrants, at December 31, 2011, has been estimated using the Black Scholes model using the following assumptions:

Risk free rate	.39%
Expected volatility	108%
Expected term in years	2 years
Expected dividend yield	0%

A summary of the fair value of the Company’s derivative liabilities are as follows:

	Fair Value as of Dec. 31 2010	Period End Change in Fair Value	Conversion of Series A Pref. Stock	Fair Value as of Dec. 31, 2011
Series A Preferred Stock	$10,623,624	$19,771,086	$(30,394,710)	$-
Phoenix Warrant	$459,537	35,089	-	494,626
Total	$11,083,161	$19,771,086	$(30,394,710)	$494,626

NOTE 17 - RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of December 31, 2011, the Company has accounts receivable of $297,451, which relates to uncollected work in progress billings, and are comprised of $62,618 due from Raytheon and $234,833 due form Advent under the Company’s U.S. Army/TACOM contract.  These amounts are offset against deferred revenue until contract deliverables and related revenue recognition have been satisfied.

As of December 31, 2011, total backlog for prototype engines to be delivered in the following six to nine months was $1.5 million, of which $100,000 has been paid and $297,451 has been invoiced, as noted above.  This amount of backlog orders is inclusive of contracts with Raytheon, the U.S. Army (through Advent) and Combilift, which the Company expects to be paid over the following six to nine months of the respective contracts’ development periods.  This total figure does not, however, account for the acquisition of Advent, which closed in the first quarter of 2012, and pursuant to which, the Company assume the full $1.4 million contract with the U.S. Army, which would increase current backlog to approximately $2.2 million.

NOTE 18 - RECEIVABLES FACTORING

As of December 31, 2011, the Company has entered into a factoring (purchase and sale agreement) to factor 85% the face value of receivables presented  at  interest rates on the outstanding balances of 1.85% for the first 30 days, and 1.10 % each 15 days thereafter. The factor repayment liability at December 31, 2011 was $43,169 and the interest expense for the year ended December 31, 2011 was $1,415. The agreement is personally guaranteed by one of the Company’s officers.

NOTE 19 - SUBSEQUENT ACQUISITION OF ADVENT POWER SYSTEMS INC. BUSINESS

On February 16, 2012, the Company acquired select net assets, business and contracts of Advent Power Systems Inc. for 1.5 million shares of common stock, valued at approximately $315,000. The value of the Army contract (to develop an auxiliary power unit for multiple lines of combat vehicles) being transferred to Cyclone is $1.4 million. The common stock consideration is being held in escrow pending the official novation of the Army contract, and is further restricted for resale by a contractual two-year leak-out provision. Of the $315,000 purchase price paid in common stock, virtually all was allocated to the Army contract asset and retirement of Advent’s exclusive license for sale of Cyclone engines to military customers. In completing this acquisition, the Company expects to receive an additional $450,000 in revenue and higher profits (in addition to the $700,000 originally payable to the Company as a sub-contractor) under the Army contract. The Company will also assume the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future.

On March 30, 2012, the Company completed an agreement with Phoenix Power Group to convert the warrant held by Phoenix into 2 million shares of common stock of the Company on a cashless basis (meaning no additional consideration was paid by Phoenix at the time). The warrant was subsequently retired.

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2
Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.