Form 10-Q
period 2012-03-31
CYCLONE POWER TECHNOLOGIES INC
filed 2012-05-21
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No þ

As of May 11, 2012, there were 229,989,523 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults upon Senior Securities	25

Item 4. Reserved and Removed	25

Item 5. Other Information	25

Item 6. Exhibits	26

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$19,319	$66,486
Inventory	1,017,029	475,600
Other current assets	11,168	4,846
Total current assets	1,047,516	546,932

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	184,784	184,784
Less: Accumulated depreciation	(81,889)	(76,541)
Net property and equipment	102,895	108,243

OTHER ASSETS
Patents, trademarks and copyrights	562,393	557,847
Less: Accumulated amortization	(127,761)	(117,846)
Net patents, trademarks and copyrights	434,632	440,001
Other assets	2,422	2,422
Total other assets	437,054	442,423
Total Assets	$1,587,465	$1,097,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$378,494	$262,947
Factored receivables	-	43,169
Accounts payable and accrued expenses-related parties	1,402,430	1,305,956
Notes and other loans payable	315,000	30,000
Notes and other loans payable-related parties	722,856	678,271
Capitalized lease obligations-current portion	645	898
Deferred revenue and license deposits	923,429	860,811
Total current liabilities	3,742,854	3,182,052

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	2,155	2,155
Derivative Liabilities-Warrant	-	494,626
Total non-current liabilities	2,155	496,781
Total liabilities	3,745,009	3,678,833

STOCKHOLDERS' DEFICIT
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 229,044,677 and 223,635,129 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	22,904	22,364
Additional paid-in capital	44,247,726	43,001,168
Prepaid expenses with common stock	(46,815)	-
Stock subscription receivable	(12,000)	(12,000)
Accumulated deficit	(46,499,421)	(45,722,829)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,287,606)	(2,711,297)
Non controlling interest in consolidated subsidiary-Cyclone WHE LLC	130,062	130,062

Total Stockholders Deficit	(2,157,544)	(2,581,235)

Total Liabilities and Stockholders' Deficit	$1,587,465	$1,097,598

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

REVENUES	$-	$-

COST OF GOODS SOLD	50,000	175,867

Gross loss	(50,000)	(175,867)

OPERATING EXPENSES
Advertising and promotion	20,781	11,075
General and administrative	546,918	433,314
Research and development	255,824	224,403

Total operating expenses	823,523	668,792

Operating loss	(873,523)	(844,659)

OTHER INCOME (EXPENSE)
Derivative income (expense) -Warrants	114,626	(802,022)
Derivative income (expense) -Series A Preferred Stock	-	(18,090,846)
Interest (expense)	(17,695)	(10,259)

Total other income (expense)	96,931	(18,903,127)

Loss before income taxes	(776,592)	(19,747,786)
Income taxes	-	-

Net loss	$(776,592)	$(19,747,786)

Net loss per common share, basic	$(0.00)	$(0.17)

Weighted average number of common shares outstanding	224,876,373	114,464,073

 The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED) AND

YEAR ENDED DECEMBER 31, 2011

													Total Stockholders' (Deficit) Cyclone Power Tech. Inc
									Prepaid Expenses From Equity Contribution	Prepaid Expenses via Common Stock	Preferred Stock Subscription Receivable			Non Controlling Interest In Consol. Subsidiary
							Additional Paid In Capital								Total Stockholders' (Deficit)
	Preferred Stock A		Preferred Stock B		Common Stock			Treasury Stock				Accumulated (Deficit)
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2010	705,453	$71	1,000	$-	114,020,135	$11,402	$ 9,004,547	$-	$(27,500)	$-	$(18,000)	$(22,022,915)	$(13,052,395)	$134,875	$(12,917,520)
Issuance of restricted shares and warrants for outside services	-	-	-	-	3,754,036	376	1,029,043	-	-	-	-	-	1,029,419	-	1,029,419
Issuance of restricted shares and options for employee services	-	-	-	-	687,024	69	562,997	-	-	-	-	-	563,066	-	563,066
Sale of common stock	-	-	-	-	8,511,764	851	1,096,439	-	-	-	-	-	1,097,290	-	1,097,290
Warrants issued pursuant to common stock sale	-	-	-	-	-	-	390,488	-	-	-	-	-	390,488	-	390,488
Sale of preferred stock	44,547	4	-	-	-	-	192,731	-	-	-	-	-	192,735	-	192,735
Issuance of restricted shares for contract penalty re-delayed shipment	-	-	-	-	1,309,306	131	299,869	-	-	-	-	-	300,000	-	300,000
Purchase of treasury stock	-	-	-	-	-	-	-	40,000	-	-	-	-	40,000	-	40,000
Sale of treasury stock	-	-	-	-	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)
Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	27,500	-	-	-	27,500	-	27,500
Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	-	4,813	4,813	(4,813)	-
Conversion of preferred stock to common stock	(750,000)	(75)	-	-	95,100,000	9,510	(9,435)	-	-	-	-	-	-	-	-
Application of derivative liability from conversion of preferred stock	-	-	-	-	-	-	30,394,710	-	-	-	-	-	30,394,710	-	30,394,710
Conversion of debt and liability to common stock	-	-	-	-	213,975	21	39,783	-	-	-	-	-	39,804	-	39,804
Issuance of common stock per settlement agreement arising from reverse merger	-	-	-	-	25,000	3	(3)	-	-	-	-	-	-	-	-
Collection of preferred stock subscription receivable	-	-	-	-	-	-	-	-	-	-	6,000	-	6,000	-	6,000
Conversion of stock options-cashless exercise	-	-	-	-	13,889	1	(1)	-	-	-	-	-	-	-	-
Net loss year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	-	(23,704,727)	(23,704,727)	-	(23,704,727)
Balance, December 31, 2011	-	-	1,000	-	223,635,129	22,364	43,001,168	-	-		(12,000)	(45,722,829)	(2,711,297)	130,062	(2,581,235)
Issuance of restricted shares and warrants for outside services	-	-	-	-	497,047	50	124,760	-	-	-	-	-	124,810	-	124,810
Issuance of restricted shares and options for employee services	-	-	-	-	30,000	3	136,786	-	-	-	-	-	136,789	-	136,789
Sale of common stock	-	-	-	-	730,000	73	77,446	-	-	-	-	-	77,519	-	77,519
Warrants issued pursuant to common stock sale	-	-	-	-	-	-	68,481	-	-	-	-	-	68,481	-	68,481
Issuance of restricted shares for contract penalty re-delayed shipment	-	-	-	-	250,626	25	49,975	-	-	-	-	-	50,000	-	50,000
Debt commission fee paid with common stock	-	-	-	-	61,875	6	12,368	-	-	(9,441)	-	-	2,933	-	2,933
Prepayment of debt interest in common stock	-	-	-	-	200,000	20	39,605	-	-	(37,374)	-	-	2,251	-	2,251
Conversion of common stock warrants-cashless exercise	-	-	-	-	2,000,000	200	379,800	-	-	-	-	-	380,000	-	380,000
Conversion of common stock options-cashless exercise	-	-	-	-	15,000	1	(1)	-	-	-	-	-	-	-	-
Purchase of net business assets of Advent Power	-	-	-	-	1,500,000	150	329,850	-	-	-	-	-	330,000	-	330,000
Common Stock issued pursuant to Advent agreement	-	-	-	-	125,000	12	27,488	-	-	-	-	-	27,500	-	27,500
Net loss three months ended March 31, 2012	-	-	-	-	-	-	-	-	-	-	-	(776,592)	(776,592)	-	(776,592)
Balance, March 31, 2012	-	$-	1,000	$-	229,044,677	$22,904	$44,247,726	$-	$-	$ (46,815)	$ (12,000)	$(46,499,421)	$ (2,287,606)	$ 130,062	$(2,157,544)

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(776,592)	$(19,747,786)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	15,263	12,328
Issuance of restricted common stock, options and warrants for services	261,599	230,487
Issuance of restricted common stock for contract penalty	50,000	75,867
(Income) loss from derivative liability-Warrants	(114,626)	802,022
Loss from derivative liability-Series A Preferred Stock	-	18,090,846
Amortization of prepaid expenses purchased with equity	-	15,000
Amortization of prepaid expenses via common stock	5,185	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	4,200
(Increase) decrease in inventory	(104,751)	14,560
(Increase) in other assets	(6,322)	(4,999)
Increase in deferred revenue and deposits	62,618	42,500
Increase in accounts payable and accrued expenses	36,368	109,005
(Decrease) in factored receivables	(43,169)	-
Increase in accounts payable and accrued expenses-related parties	96,474	61,595
Net cash used by operating activities	(517,953)	(294,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(4,546)	(2,671)
Net cash used by investing activities	(4,546)	(2,671)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Preferred treasury stock	-	40,000
Payment of capitalized leases	(253)	(3,053)
Proceeds from debt	285,000	-
Proceeds from sale of common stock	146,000	123,500
Proceeds from sale of preferred stock	-	192,735
Increase in related party notes and loans payable	44,585	2,579
Net cash provided by financing activities	475,332	355,761
Net (decrease) increase in cash	(47,167)	58,715
Cash, beginning of period	66,486	6,557
Cash, end of period	$19,319	$65,272

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$2,120	$397

NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of 8,000 shares of Series A Preferred treasury stock via note payable	$-	$40,000
Issuance of 261,875 shares of Common stock for prepaid interest and debt commission	$51,993	$-
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$380,000
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent	$330,000	$-
Issuance of 125,000 shares of Common stock for liability acquired from Advent	$27,500	-

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As March 31, 2012, the Company had an 82.5% controlling interest in the WHE Subsidiary. In March 2012, the company established Cyclone-TeamSteam USA, LLC (“TeamSteam”) as a wholly owned subsidiary. The purpose of TeamSteam is to build, test and run a vehicle utilizing the Company’s engine.

The Company is primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology.

B.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company, its 82.5% owned WHE Subsidiary and its 100% owned subsidiary TeamSteam.  All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

The Company prepares its unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

C.   SUBSEQUENT EVENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events”.  ASC 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Management evaluated events occurring between the Balance Sheet date of March 31, 2012, and when the financial statements were available to be issued, and determined no subsequent event has occurred that requires disclosure.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

D.   CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

E.   ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due pursuant to research and development prototype charges. At March 31, 2012, uncollected progress billings of $413,144 were off-set against deferred revenue. At March 31, 2012 and December 31, 2011, no allowance for doubtful accounts was deemed necessary.

F.   COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2012, total anti-dilutive shares amounted to approximately 10.4 million shares.

G.   INCOME TAXES

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In 2009, the Company adopted certain provisions under ASC Topic 740, “Income Taxes”, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2011.

H.   REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.  The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

It is the Company’s intention when it has royalty revenue from its contracts to record royalty revenue periodically when earned, as reported in sales statements from customers. The Company does not have any royalty revenue to date.

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

K.   FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements and Disclosures” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

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

The summary of fair values and changing values of financial instruments as of January 1, 2012 (beginning period) and March 31, 2012 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$494,626	$(494,626)	$-	3	Black Scholes

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

L.   RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred.  Costs for the three months ended March 31, 2012 and 2011 were $255,824 and $224,403, respectively.

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

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

N.   COMMON STOCK OPTIONS AND PURCHASE WARRANTS

The Company accounts for common stock options and purchase warrants at fair value in accordance with ASC 815-40, “Derivatives and Hedging”. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, “Share Based Payment”. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

The Company accounts for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of the equity instruments exchanged, in accordance with ASC 505-50, “Equity Based payments to Non-employees”.

O.   PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Display equipment for trade shows	3 years
Leashold improvements and furniture fixtures	10-15 years
Shop equipment	7 years
Computers	3 years

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

R.   RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued an Accounting Standard Update (“ASU”) 2011-11 that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for use as of January 1, 2013 and will impact our financial statement disclosures.

In September 2011, the FASB issued ASU 2011-08 that provides the option to assess qualitative factors in determining whether a goodwill impairment test is necessary. The standard is effective January 1, 2012, and will not materially impact our financial condition, results of operations, or financial statement disclosures.

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

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2012, the Company maintained its cash in two quality financial institutions.  The Company has not experienced any losses in its bank accounts through March 31, 2012.

The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier.  If necessary, the Company could replace these suppliers with minimal effect on its business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial operating losses of $873,523 for the three months ended March 31, 2012 and $3.8 million for the year ended December 31, 2011. The cumulative deficit since inception is approximately $46.5 million, which is comprised of $15.7 million attributable to operating losses and other expenses, and includes $30.8 million in non-cash derivative liability accounting.  The Company has a working capital deficit at March 31, 2012 of approximately $2.7 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s plans, which includes implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY

Inventory consists of:

	March 31, 2012	December 31, 2011
Engine material and parts	$824,566	$327,946
Labor	167,359	128,395
Applied overhead	25,104	19,259
Total Inventory	$1,017,029	$475,600

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31 2012	December 31 2011
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	74,083	74,083
Equipment and computers	101,053	101,053
Total	184,784	184,784
Less: Accumulated Depreciation	(81,889)	(76,541)
Net Property and Equipment	$102,895	$108,243

Depreciation expense for the three months ended March 31, 2012 and 2011 was $5,348 and $4,340, respectively.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has filed trademark applications in the U.S. for Cyclone Power Technologies, Cyclone Power, WHE, WHE Generation, and Generation WHE.

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of March 31, 2012 and December 31, 2011 was $434,632 and $440,001, respectively. For the three months ended March 31, 2012 and for the year ended December 31, 2011, the Company capitalized $3,045 and $71,381, respectively.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the three months ended March 31, 2012 and 2011 were $9,915 and $7,988, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:

	March 31, 2012	December 31, 2011
Notes payable, 18% interest, (12% prepaid with stock and 6% payable in cash at maturity) maturing in February/ March 2013, collateralized by the Company’s receivables from the US Army contract	$260,000	$-

6% uncollateralized $50,000 demand note	50,000	25,000

6 % uncollateralized $5,000 demand note	5,000	5,000

Total current non related party notes (accrued interest is included in accrued liabilities)	$315,000	$30,000

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of related party notes and other loans payable is as follows:

	March 31, 2012	December 31, 2011
6% demand loan from controlling shareholder, uncollateralized (A)	$11,285	$11,285

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s CEO and controlling shareholder, collateralized by lien on Cyclone’s patent for heat regenerative engine (B)	461,806	427,332

6% non-collateralized loan from officer and shareholder, payable on demand. The original principle balance was $137,101.	66,364	66,364

Accrued Interest	183,401	173,290

Total current related party notes, inclusive of accrued interest	$722,856	$678,271

(A)   This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000.

(B)   This note arose from services and salaries incurred by Schoell Marine on behalf of the Company.  Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. For the three months ended March 31, 2012, $2,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida.  The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the three months ended March 31, 2012 and 2011 were $15,741 and $15,741, respectively. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in related party payables as of March 31, 2012 and December 31, 2011 are $1,402,246 and $1,305,722, respectively, of accrued and deferred officers’ salaries compensation which will be paid if funds are available. These are non-interest bearing and due on demand.

NOTE 8 – PREFERRED STOCK

On May 12, 2011, the holders of a majority of the shares of Series A Convertible Preferred (the “Series A Preferred”) stock, of which there were 750,000 outstanding at the time, executed a resolution to convert all of the Series A Preferred shares into approximately 95.1 million shares of common stock, and to retire all Series A Preferred shares, effective as of May 15, 2011. The Company did not receive any additional consideration from the conversion. During 2011, the Company recorded non-cash derivative expenses of $19,771,086 and eliminated the related derivative liability with respect to the conversion and the retirement of Series A Preferred.

The Series B Preferred Stock is majority voting stock and is held by senior management. Ownership of the Series B Preferred Stock shares assures the holders thereof a 51% voting control over the common stock of the Company. The Series B Preferred Stock shares are convertible on a one-for-one basis with the common stock in the instance the Company is merged or sold.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 – STOCK TRANSACTIONS

The Company relies on capital raised through private placements of common and preferred stock, and loans primarily from related parties, to assist in the funding of operations.

During the three months ended March 31, 2012, the Company issued 497,047 shares of restricted common stock valued at $99,362 for outside services and 30,000 shares of restricted common stock, valued at $6,000 for employee services.  Additionally, the Company amortized  (based on vesting) $130,786 of common stock options for employee services, and $25,398 of common stock warrants, previously issued for outside services.  Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the three months ended March 31, 2012, the Company sold 730,000 shares of restricted common stock for $146,000 inclusive of 730,000 common stock warrants valued at $68,481 (valued by the Black Scholes model).

During the three months ended March 31, 2012, the Company issued 250,626 shares of restricted common stock, valued at $50,000 as satisfaction of a contract penalty agreement; 200,000 shares of common stock valued at $39,605 as partial prepayment of interest on debt; and 61,875 shares of common stock valued at $12,368 in satisfaction for debt commission.

During March 2012, the Company issued 2,000,000 shares of common stock (valued at $380,000) pursuant to the cashless conversion of a common stock warrant. Pursuant to this transaction, the warrant which was potentially convertible into 4.7 million shares (based on 2% of the total issued and outstanding stock of the Company) was retired.  Common stock options were also converted into 15,000 shares of common stock via a cashless exchange.

In February 2012, the Company issued 1,500,000 shares of common stock, valued at $330,000, pursuant to the acquisition of the net business assets of Advent; plus an additional 125,000 shares, valued at $27,500, to a consultant.

In 2011, the Company issued 687,024 shares of restricted common stock valued at $196,372 for employee services, of which $185,705 was charged to general and administrative services, and $10,667 was for research and development related services and activities. Additionally, the Company amortized (based on vesting) $366,694 of common stock options, previously issued.

In 2011, the Company issued 3,754,036 shares of restricted common stock, valued at $1,004,021 for outside services and amortized $25,398 of previously issued common stock warrants for outside services.

In 2011, the Company sold 8,511,764 shares of restricted common stock for $1,487,778 which included 2,861,251 common stock warrants valued at $390,488 (valued by the Black Scholes model), and 44,547 shares of Series A Preferred stock for $192,735.

In 2011, the Company issued 1,309,306 shares of restricted common stock, valued at $300,000, as satisfaction of a contract penalty agreement; 213,975 shares of common stock, valued at $39,804, in satisfaction for notes and accrued interest of $12,804; and 25,000 shares of common stock in settlement of a claim pursuant to the reverse merger disclosed in Note 1. 20,000 common stock options were also converted via a cashless exercise into 13,889 shares of common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A.   COMMON STOCK OPTIONS

In April 2012, in recognition of and compensation for services rendered by employees for the three months ended March 31, 2012, the Company issued common stock options, valued at $103,476 (valued pursuant to the Black Scholes valuation model)  that are exercisable into 1,185,000 shares of common stock, at an of exercise price of $.18 and a maturity life of 5-10 years These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3 years of issue. For the three months ended March 31, 2012, the income statement charge for the amortization of stock options was $328,850 and the unamortized balance was $274,913.  The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For the year ended December 31, 2011, in recognition of and compensation for services rendered by employees, the Company issued common stock options, valued at $446,849, (valued pursuant to the Black Scholes valuation model) that are exercisable into 3,115,000 shares of common stock, with a per share range of exercise prices of $.19-$.30 (average per share of $.23 ) and a maturity life of 5-10 years (an average maturity life of 7.9 years). These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3 years of issue. For the year ended December 31, 2011, the income statement charge for the amortization of stock options was $366,615, and the unamortized balance was $314,814.

The Company’s 2010 Stock Option Plan (the “2010 Plan”), effective July 1, 2010, provides officers, directors and  employees of the Company with the right to receive incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and options not constituting ISOs. Options to acquire a total of 5 million shares of common stock are authorized under the 2010 Plan. The 2012 Plan is administered by a committee consisting of the entire Board of Directors, which has authority to issue any number of options to grantees under an Option Agreement, with a termination date no greater than 10 years from the grant date. The committee also has the authority to allow a form of payment other than cash, such as stock payment by optionee or the withholding of shares otherwise deliverable pursuant to an option.

In April 2012, the Company adopted its 2012 Stock Option Plan (the “2012 Plan”) by a unanimous vote of the Board of Directors. The 2012 Plan has the same terms, conditions and governance as the 2010 Plan. Up to 5 million shares of common stock may be issued under the 2012 Plan.

A summary of the common stock options for the period from December 31, 2010 through March 31, 2012 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2010	3,040,000	$0.188	4.8

Options issued	3,115,000.299		7.8
Options exercised	(20,000)	(.100)	-
Options cancelled	(100,000)	(.246)	-

Balance, December 31, 2011	6,035,000	$0.208	5.8

Options issued	1,185,000.180		8.2
Options exercised	(30,000)	(.120)	-
Options cancelled	(60,000)	(.232)	-

Balance, March 31, 2012	7,130,000	$0.204	6.3

The vested and exercisable options at period end follows:

	Exercisable/Vested Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Common Stock Options
Balance, December 31, 2011	3,020,000	$0.189	5.0
Balance, March 31, 2012	3,435,000	0.199	4.6
Additional vesting by June 30, 2012	700,000	0.304

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended	Year Ended
	Mar. 31, 2012	Dec. 31, 2011
Risk free interest rate	.30%-.51%	.39% - 1.20%
Expected volatility	66%-75%	132% - 231%
Expected term in years	3-10	5-10
Expected dividend yield	0%	0%
Average value per options and warrants	$.08-$.11	$.13 - $.31

Expected volatility is based on historical volatility of the Company’s common stock price. Short Term U.S. Treasury rates were utilized. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718 “Accounting for Stock Based Compensation”, which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all trenches.

B.   COMMON STOCK WARRANTS

Outstanding-

In the first quarter of 2012, the Company issued 730,000 warrants at a $.20 exercise price (valued at $68,481) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. Also, in recognition of these warrants issued in 2012 for common stock sales, the Company re-priced 2,843,750 warrants issued in 2011 (pursuant to the sale of Common stock) to a $.20 exercise price from a $.27-$.32 price. The Black Scholes valuation of the re-priced warrants is $232,383 as compared to the initial valuation of $589,238.

In August 2011, the Company issued 926,251 warrants at a $.27 exercise price (valued at $214,028) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. These warrants were included in the re-pricing to $.20.  The Company can force conversion of these warrants if its common stock trades at a price greater than $.54 per share for 10 consecutive trading days, and the average trading volume is greater than 200,000 shares per day. The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. This “cashless” option is only available after six months from the date of warrant issuance, and only if the Company has not registered for resale under the Securities Act of 1933, the underlying shares of common stock. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.20 a share (in a “non-exempted” issuance), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

In the third quarter of 2011, the Company issued 1,335,000 warrants, with a three year term, at a $.27-$.32 per share exercise price (valued at $293,184) pursuant to the sale of additional common shares.  These warrants were included in the re-pricing to $.20.  Also, the Company issued 750,000 warrants with a 1 year term, at a $.30 per share exercise price (valued at $101,591) for services. The value of these warrants is being amortized over the service period.

In the fourth quarter of 2011, the Company issued 600,000 warrants, with a three year term, at a $.27 per share exercise price (valued at $94,502) pursuant to the sale of additional common shares. These warrants were included in the re-pricing to $.20.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of outstanding vested warrant activity for the three months ended March 31, 2012 and for the year ended December 31, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2010	770,500	$.150	1.24
Warrants issued	3,611,251.29		1.98
Warrants exercised	-	-	-
Warrants cancelled	-	-	-

Balance, December 31, 2011	4,381,751	$.265	1.74
Warrants issued	730,000.200		2.83
Warrants exercised	-	-	-
Warrants re-priced	-	(.087)	-
Warrants cancelled	-	-	-

Balance, March 31, 2012	5,111,751	$.256	1.90

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months ended Mar. 31, 2012	Amount	Three Months ended Mar. 31, 2011	Amount
Tax benefit at U.S. statutory rate	34%	$279,638	34%	$290,672
State taxes, net of federal benefit	4	32,899	4	34,197
Change in valuation allowance	(38)	(312,537)	(38)	(324,869)
	- %	$-	- %	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2012 and for the year ended December 31, 2011 consisted of the following:

	Mar. 31, 2012	Dec. 31, 2011
Deferred Tax Assets
Net Operating Loss Carry-forward	$5,759,155	$5,420,492
Deferred Tax Liabilities – Accrued Officers’ Salaries	(257,260)	(231,135)
Net Deferred Tax Assets	5,501,895	5,189,357
Valuation Allowance	(5,501,895)	(5,189,357)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $11.5 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 –LEASE OBLIGATIONS

A.   CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. Lease principal payments made in the quarter ended March 31, 2012 was $253. The balance of leases payable at March 31, 2012 was $2,800. Future lease payments are:

2012	$645
2013	1,127
2014	1,028
$2,800

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, CEO, at $150,000 per year; Frankie Fruge, COO, at $120,000 per year; and Christopher Nelson, President and General Counsel, at $130,000 per year (collectively, the “Executives”). These agreements provide for a term of three (3) years from their Effective Date (July 2007 in the case of Schoell and Fruge, and August 2011 in the case of Nelson), with automatically renewing successive one year periods starting on the end of the second anniversary of the Effective Date. If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any Performance Bonus that would otherwise be payable to the Executive were he/she not terminated, during the 12 months following his or her termination.

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at rate of $8.25/ s.f, terminating in August 2012. The lease also has two 1-year extensions.  The balance of the lease is $4,080.

NOTE 14 – CONSOLIDATED SUBSIDIARIES

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

The total losses of the subsidiary for the year ended December 31, 2011 was $27,500. Losses of the subsidiary are currently fully borne by the parent Company, and no allocations were made to the non-controlling interest in the consolidated subsidiary.  There is no guarantee of future profits or positive cash flow of the subsidiary for loss recovery and the related imputed receivable would be impaired.  As of December 31, 2011, the cumulative unallocated losses to the non-controlling interests of the subsidiary of $9,938 are to be recovered, by the parent from future subsidiary profits, when they materialize.

In the first quarter of 2012, the Company established a 100% owned consolidated subsidiary Cyclone-TeamSteamUSA LLC (“TeamSteam”).

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 15 – PENALTY FOR DELAYED DELIVERY OF PRODUCT

In 2009, the Company signed a contract for the delivery of two Mark V prototype engines that had a performance penalty of $25,000 per month for late delivery, paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer.  The original delivery date was revised to January 1, 2011. Effective January 1, 2012 the Company’s agreed that two WHE engines would be substituted for the deliverable in satisfaction of the contract, but that Cyclone is still obligated to deliver two Mark V engines at a later time. For the three months ended March 31, 2012, and for the year ended December 31, 2011, the Company charged $50,000 and $ 350,000 for this penalty to cost of goods sold, respectively, for subsequent delayed engine delivery. As of April 2012, the maximum $400,000 contracted penalty has been provided and no additional penalties in stock or cash are to be recognized on the contract.

NOTE 16 - DERIVATIVE LIABILITIES

The Company had issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815, “Derivatives and Hedging”.

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock entitled the holders of the preferred stock to convert the preferred stock into a fixed percentage of the total outstanding common stock on a fully diluted basis, calculated on the date of conversion.  The resulting derivative liability is presented at its fair value on the accompanying balance sheets with changes in fair value reported in the statement of operations.  In May 2011, the holders of all of the outstanding shares of Series A Preferred Stock converted the shares into 95,100,000 shares of the Company’s common stock.  As a result of the conversion, the estimated fair value of the embedded conversion option of at the time of conversion of $30,394,710 was reclassified into equity. There is no derivative liability related to this issuance as of march 31, 2012 or December 31, 2011. The fair value of the conversion option options had been estimated using a binomial lattice model using the following assumptions:

Risk free rate	1.27% -2.69%
Expected volatility	150% - 400%
Expected term in years	5 Years
Expected dividend yield	0%

Phoenix Common Stock Warrant

As part of the Company’s license agreement with Phoenix Power Group (“Phoenix”), in 2009 the Company agreed to issue to Phoenix a common stock purchase warrant (the “Phoenix Warrant”) at a price of $.19 per share, equal to two (2%) percent of the total issued, outstanding, convertible debt and dilutive common stock of the Company at the time of exercise. The number of shares into which the Phoenix Warrant was convertible was contingent upon the number of shares outstanding at the date it was exercised. The Phoenix Warrant was to vest upon the delivery of the first two prototype Cyclone Mark V Engines to Phoenix and payment by Phoenix of the full $400,000 license fee, and terminate 24 months thereafter, and are non-transferable. As of December 31, 2011, calculated number of shares into which the Phoenix Warrant was convertible was 4.68 million, and was valued at approximately $494,626 (by the Black Scholes valuation method).  It was to be amortized proportionally over the life of the contract, as an expense of the contact in conjunction with revenue and royalty recognition from this contract.  Because the number of shares issuable upon exercise of the Phoenix Warrant was unknown until the time of exercise, and there is no limit to the number of shares that were to be issuable upon exercise, the Phoenix Warrant was required to be accounted for as a derivative liability. The resulting derivative liability of $494,626 from the warrant was presented at its fair value on the accompanying December 31, 2011 balance sheet with changes in fair value reported in the statement of operations.  In March 2012, the Company entered into an agreement with Phoenix to effect a cashless exercise of the Phoenix Warrant into 2,000,000 shares of restricted common stock (valued at $380,000) and to retire Phoenix Warrant. The Company recognized a $114,626 gain on retiring the derivative liability.

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the warrants, at December 31, 2011, had been estimated using the Black Scholes model using the following assumptions:

Risk free rate	.39%
Expected volatility	108%
Expected term in years	2 years
Expected dividend yield	0%

A summary of the fair value of the Company’s derivative liabilities is provided in Note 1.K.

NOTE 17 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of March 31, 2012, the Company has accounts receivable of $413,144, which relates to uncollected work in progress billings, due from the U.S. Army/TACOM contract (see Note 19). For financial statement purposes, this receivable was offset against deferred revenue.

As of March 31, 2012, total backlog for prototype engines to be delivered in the following six to nine months was $1.5 million, of which $100,000 had been paid and $297,451 had been invoiced, as noted above.  This amount of backlog orders is inclusive of contracts with Raytheon, the U.S. Army (through Advent) and Combilift, which the Company expects to be paid over the following nine to twelve months of the respective contracts’ development periods. This total figure does not, however, account for the acquisition of Advent, which transaction closed in the first quarter of 2012, and pursuant to which the Company assumed the full $1.4 million contract with the U.S. Army, which would increase current backlog to approximately $2.2 million.

NOTE 18 – RECEIVABLES FACTORING

In the last quarter of  2011, the Company had entered into a factoring (purchase and sale agreement) to factor 85% the face value of receivables presented  at  interest rates on the outstanding balances of 1.85% for the first 30 days, and 1.10 % each 15 days thereafter. The factor repayment liability at March 31, 2012 and December 31, 2011 was $0 and $43,169, respectively. Interest expense for the three months ended March 31, 2012 and the year ended December 31, 2011 was $1,588 and $1,415, respectively. The agreement was personally guaranteed by one of the Company’s officers.

NOTE 19 – ACQUISITION OF ADVENT

On February 16, 2012, the Company acquired select net assets, business and contracts of Advent for 1.5 million shares of common stock, valued at approximately $330,000. An additional $27,500 was paid to a consultant in the form of common stock. The value of the Army contract (to develop an auxiliary power unit for multiple lines of combat vehicles) transferred to Cyclone is $1.4 million. Up to 1.1 million shares of the 1.5 million shares paid as consideration in the acquisition are subject to forfeiture if there are any negative changes in value to the acquired assets over the next twelve months. As a result, these shares are being held in escrow pending the formal novation (i.e., acceptance by the government of the change in control) of the U.S. Army contract. The common stock is further restricted for resale by a contractual two-year leak-out provision. Of the $330,000 purchase price paid in common stock, virtually all was allocated to the Army contract asset and retirement of Advent’s exclusive license for sale of Cyclone engines to military customers. In completing this acquisition, the Company expects to receive an additional $450,000 in revenue and higher profits (in addition to the $700,000 originally payable to the Company as a sub-contractor) under the Army contract. The Company will also assume the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future.

The Company recorded the assets and liabilities acquired from Advent as follows:

Inventory and contract rights:	$587,489
Deferred revenue:	(178,311)
Account payable and accrued expenses:	(79,178)
Total:	$330,000

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward Looking Statements

This report contains forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•

the ability to successfully complete development and commercialization of our technology;

•

changes in existing and potential relationships with collaborative partners;

•

the ability to retain certain members of management;

•

our expectations regarding general and administrative expenses;

•

our expectations regarding cash availability and balances, capital requirements, anticipated revenue and expenses, including infrastructure and patent expenditures;

•

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

With respect to these endeavors, in the first quarter of 2012 the Company raised $146,000 from a private offering of common stock and warrants, and $260,000 in promissory notes which bear interest at 18% (6% payable in cash and 12% in common stock) and which are secured by payments the Company expects to receive under its contract with the U.S. Army.  An additional $25,000 was also provided under a short-term demand note from a shareholder.

In February 2012, the Company completed an acquisition of all of the assets of Advent Power Systems (“Advent”), which included the $1.4 million contract with the Army. Under the terms of the acquisition agreement, Advent received 1.5 million shares of Cyclone common stock, of which 1.2 million shares are subject to a two-year leak-out, and up to 1.1 million shares are subject to forfeiture if there are any negative changes in value to the acquired assets over the next twelve months. These shares are being held in escrow pending the formal novation of the U.S. Army contract.  An additional 125,000 shares of common stock were issued for consulting services pursuant to the contract. As a result of the acquisition, the entire amount of $1.4 million under the contract will become payable to the Company, and we expect to receive an additional $450,000 in revenue and higher profits (in addition to the $700,000 originally payable to the Company as a sub-contractor) under the Army contract. The Company will also assume the position as prime contractor, which it believes will assist the Company is acquiring new defense contracts in the future.

Between our contracts with Raytheon, the U.S. Army, and Combilift, the Company has approximately $2.2 million in current orders for development engines. Additionally, the Company has an additional $0.5 million in backlog from previous contracts, of which proceeds have been paid and classified as deferred revenue on Cyclone’s balance sheet. All these engines are deliverable within the next 12 months. As a result of these current and new contracts, the Company is in the process of hiring more engineers and mechanics/technicians, and is looking at additional facility space to expand its engineering and production capabilities.

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the three months ended March 31, 2012 of approximately $0.9 million. Cumulative operating losses since inception are approximately $15.7 million.  The Company has a working capital deficit at March 31, 2012 of approximately $2.7 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the first quarter of 2012, the Company issued 527,047 shares of common stock and 1,185,000 common stock options in order to conserve cash and provide long-term incentives for the Company’s employees and service providers. This resulted in a non-cash charge of $261,599.

In March 2012, the Company completed an agreement with Phoenix Power Group to convert the warrant held by Phoenix into 2 million shares of common stock of the Company on a cashless basis (meaning no additional consideration was paid by Phoenix at the time). This warrant was being recorded on the Company’s books as a derivative liability. At the time of the agreement to retire the warrant, it was exercisable into approximately 4.7 million shares. As a result, the Company recorded a gain of $114,626.

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenditures were $255,824 for the first quarter of 2012.

Commitments for Capital and Operational Expenditures. Should additional funding be secured the Company could consider a significant purchase of facilities or equipment.  The Company is increasing the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff. Such new hires will considerably increase the Company’s monthly operational expenses.

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

The unaudited consolidated financial statements include the accounts of the Company and its 82.5% owned subsidiary (Cyclone-WHE) and its 100% owned subsidiary (TeamSteam). All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2011.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. The Company has no revenue in both the quarters ended March 31, 2012 and 2011.

Gross Profit. Gross profit (loss) for the quarter ended March 31, 2012 was ($50,000), as compared to ($175,867) for the same period in the previous year, a $125,867 or 72% decrease. The expenses in both years reflect a contract fee pertaining to product delivery.

Operating Expenses. Operating Expenses incurred for the quarter ended March 31, 2012 were $823,523 as compared to $668,769 for the same period in the previous year, an increase of $154,763 or 23%. The majority of the increase was due to increased general and administrative expenses of $113,604 or 26%, reflective of the amortization of employee stock options previously issued, higher professional fees for public company filings,  increased use of stock issued for services (to conserve cash) and expanded staff and related costs. There was also an increase of $31,421 or 14% in engine R&D expenses during the current period.

Operating Loss. The operating loss for the quarters ended March 31, 2012 and 2011 was $873,523 and $844,659, respectively, an increased loss of $28,864 or 3.4%, due to the factors outlined above.

Other Income (Expense).  Net other income for the quarter ended March 31, 2012 was $96,931, inclusive of $114,626 in derivative related income from a reduction in finalizing and retiring the derivative liability related to the Phoenix warrant.  This compares to a net other loss of ($18,903,127) for the three months ended March 31, 2011, which was inclusive of a derivative related losses attributable to an increase in the derivative liability conversion feature for the Series A Preferred Stock of approximately $18 million and from the Phoenix warrant of approximately $0.8 million.  These gains and losses were not operating or cash gains or losses, and as of March 31, 2012, both the Series A Preferred Stock and the Phoenix Warrant had been converted and retired.

Income and Earnings per Share.  The net loss for the quarter ended March 31, 2012 was ($776,592), compared to net loss of ($19,747,786) for the same period in the previous year. The large discrepancy was primarily due to the derivative liability conversion feature for the Series A Preferred Stock and the Phoenix Warrant, as discussed above, off-set by higher operating expenses in the current period of approximately $154,731.  As a result, net loss per weighted average share was ($0.00) for the current quarter and ($0.17) in 2011.

Liquidity and Capital Resources

At March 31, 2012, the net working capital deficiency was $2,695,338 as compared to a deficiency of $2,635,120 at December 31, 2011, an increase of $60,218 or 2.3%. In the first quarter of 2012, funds were primarily used by the net loss of ($776,592), an increase in inventory of $104,751, an increase in accounts receivable of $234,833 and repayment of the factor liability of $43,169. Funds were provided by the net sale of shares of common stock of $146,000, $285,000 worth of promissory notes, and an increase in deferred revenue of $297,451.  Additionally, to conserve cash the Company issued 527,047 shares of common stock, and 1,185,000 common stock options for services -- a non-cash charge to the Income Statement of $261,599 in the three months.  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock and included in accrued expenses) as a penalty for late product delivery.

For the three months ended March 31, 2011, net cash flows increased by $58,715. This is reflective of the net loss of $19,747,786 net of non-cash charges for losses attributable to the derivative liability related to the Series A Preferred Stock of $18,090,846 and the derivative losses from common stock warrants of $802,022. The net result is primarily an operating loss of $844,659 in the first quarter of 2011. Funds were provided by proceeds from the sale of common stock of $123,500 and preferred stock of $192,735, and an increase in accounts payable and accruals of $109,005. Non-cash charges for the three months were from the issuance of common stock and options for services of $230,487 (to conserve cash).

The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of common stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2011. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term.

We believe that our cash requirements over the next 12 months will be approximately $250,000 per month, or about $3 million in total.  Management anticipates that cash proceeds of approximately $1.3 million will be provided by the U.S. Army contract of $1 million (net of $0.4 million subcontractors’ payments) and $300,000 from Combilift.  Regarding the U.S. Army contract, payments are based on the invoicing of our material costs, man hours and overhead/fringe rates on a monthly or semi-monthly basis. We expect to get paid within 30 to 60 days of invoicing. With respect to Combilift, the $300,000 is expected to be paid over the following 9 months as prototype engines are delivered, and final bill of materials and designs are rendered. Should we be unable to fulfill this order, the additional $300,000 in development fees would not be payable, despite the possibility that we could have considerable expenses in connection with our efforts.

The net shortfall to continue operations is at least $1.7 million at our current pace. In the short term, management will seek to raise private financing of equity and/or debt to accredited investors to make up that gap. The total amount of such funding options could be between $500,000 and $1 million. In the medium to long-term, we will seek $5 million to $10 million in additional private debt and/or equity. The terms of such an offering have not been decided, and management makes no assurances that it can be successful in raising these funds.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting.

As a growing small business, the Company continuously devotes resources to the improvement of our internal control over financial reporting. For instance, with respect to the handling of complex derivative accounting issues, the Company will consult with third party professionals with expertise in these matters as necessary to insure appropriate accounting treatment for such transactions.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the first quarter of 2012 the Company issued:

•

730,000 shares of common stock for an aggregate purchase price of $146,000, together with warrants to purchase an aggregate of 730,000 shares of common stock exercisable at $.20 per share (with a Black Scholes value of $68,481), to four investors.  These warrants are currently vested and terminate in between January and March 2015. Both warrants and common shares have a price protection feature, whereby if the Company issues within 12 months (18 months with respect to the warrants) shares below $.20/share (excluding shares subject to an option plan, a limited number of shares issued to service providers not subject to a plan, a merger or acquisition, or pursuant to previously outstanding securities), the Company will issue more shares of common stock to the purchasers to reflect the lower price, and the warrants’ exercise price will be adjusted to the lower amount.  All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

•

200,000 shares of common stock as pre-paid interest on promissory notes in the total principal amount of $200,000. The notes mature in 12 months, bear total interest of 18%, and are secured by accounts receivable of the Company in connection with its contract with the U.S. Army.  In connection with this offering of promissory notes, the Company also issued 61,875 shares of common stock as commissions. All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

•

1,650,000 shares of common stock valued at $357,500 in connection with the Company’s acquisition of Advent Power Systems. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders of Advent were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period.

•

An aggregate of 527,047 shares of common stock to employees and service providers of the Company, with an aggregate value of $137,812.  The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•

250,626 shares of Common stock to a corporate customer as a penalty payment on a contract. The value of these shares was $50,000. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The customer received a copy of the Company’s Annual Report in connection with the issuance.

•

2,000,000 shares of common stock in connection with the full conversion and retirement of a warrant to purchase 2% of the Company fully diluted common stock. The warrant holder converted the warrant without payment of cash. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The customer received a copy of the Company’s Annual Report in connection with the issuance.

•

An aggregate of 1,185,000 common stock options at an exercise price of $0.18 per share to 25 officers, directors and employees of the Company. These options vest in March 2013, and have termination dates between March 2017 and 2022.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  REMOVED AND RESERVED

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description
10.16	Cyclone Power Technologies, Inc. 2012 Stock Option Plan
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

Cyclone Power Technologies, Inc.

May 21, 2012	/s/ Harry Schoell
Harry Schoell
Chief Executive Officer (Principal executive officer)

May 21, 2012	/s/ Bruce Schames
Bruce Schames
Chief Financial Officer (Principal financial and accounting officer)