Form 10-Q
period 2012-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2012-08-14
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of July 31 2012, there were 235,001,771 shares of the registrant’s common stock issued and outstanding.

  CYCLONE POWER TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q

Cyclone Power Technologies, Inc.
Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$12,715	$66,486
Accounts receivable	31,146	-
Inventory	1,021,405	475,600
Other current assets	33,828	4,846
Total current assets	1,099,094	546,932

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	241,066	184,784
Less: Accumulated depreciation	(87,068)	(76,541)
Net property and equipment	153,998	108,243

OTHER ASSETS
Patents, trademarks and copyrights	562,393	557,847
Less: Accumulated amortization	(137,801)	(117,846)
Net patents, trademarks and copyrights	424,592	440,001
Other assets	2,422	2,422
Total other assets	427,014	442,423

Total Assets	$1,680,106	$1,097,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$498,846	$263,131
Factored receivables	-	43,169
Accounts payable and accrued expenses-related parties	1,428,840	1,305,772
Notes and other loans payable	515,000	30,000
Notes and other loans payable-related parties	736,427	678,271
Capitalized lease obligations-current portion	645	898
Deferred revenue and license deposits	614,564	860,811
Total current liabilities	3,794,322	3,182,052

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	1,985	2,155
Derivative Liabilities-Warrant	-	494,626
Total non-current liabilities	1,985	496,781

Total liabilities	3,796,307	3,678,833

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 share isssued and outstanding at June 30, 2012 and December 31, 2011, respectively.	-	-

Common stock, $.0001 par value, 300,000,000 shares authorized, 234,451,771 and 223,635,129 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	23,445	22,364
Additional paid-in capital	45,252,282	43,001,168
Prepaid expenses with common stock	(112,317)	-
Stock subscription receivable	(26,583)	(12,000)
Accumulated deficit	(47,383,090)	(45,722,829)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,246,263)	(2,711,297)
Non controlling interest in consolidated subsidiary-Cyclone WHE LLC	130,062	130,062

Total Stockholders Deficit	(2,116,201)	(2,581,235)

Total Liabilities and Stockholders' Deficit	$1,680,106	$1,097,598
The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Operations
 (unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011

REVENUES	$380,445	$-	$380,445	$-

COST OF GOODS SOLD	221,908	250,867	171,908	75,000

Gross margin (loss)	158,537	(250,867)	208,537	(75,000)

OPERATING EXPENSES
Advertising and promotion	38,802	32,294	18,021	21,219
General and administrative	1,306,524	1,188,744	759,606	755,430
Research and development	498,823	497,732	242,999	269,062

Total operating expenses	1,844,149	1,718,770	1,020,626	1,045,711

Operating loss	(1,685,612)	(1,969,637)	(812,089)	(1,120,711)

OTHER INCOME (EXPENSE)
Other (expense)	(25,600)	(26,964)	(25,600)	(26,964)
Derivative income (expense) -Warrants	114,626	(650,758)	-	151,264
Derivative income (expense) -Series A Preferred Stock	-	(19,771,086)	-	(1,680,240)
Interest (expense)	(63,675)	(20,901)	(45,980)	(10,642)

Total other income (expense)	25,351	(20,469,709)	(71,580)	(1,566,582)

Loss before income taxes	(1,660,261)	(22,439,346)	(883,669)	(2,687,293)
Income taxes	-	-	-	-

Net loss	$(1,660,261)	$(22,439,346)	$(883,669)	$(2,687,293)

Net loss per common share, basic	$(0.01)	$(0.18)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding	226,841,453	125,964,667	230,953,100	147,077,072

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Stockholders’ Deficit
For the Six Months Ended June 30, 2012 (unaudited)
and Year Ended December 31, 2011

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid In	Treasury	Prepaid Expenses From Equity	Prepaid Expenses via Common	Stock Subscription	Accumulated	Total Stockholders' (Deficit) Cyclone Power	Non Controlling Interest In Consol.	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Contribution	Stock	Receivable	(Deficit)	Tech. Inc.	Subsidiary	(Deficit)
Balance, December 31, 2010	705,453	$71	1,000	$-	114,020,135	$11,402	$9,004,547	$-	$(27,500)	$-	$(18,000)	$(22,022,915)	$(13,052,395)	$134,875	$(12,917,520)

Issuance of restricted shares and warrants for outside services	-	-	-	-	3,754,036	376	1,029,043	-	-	-	-	-	1,029,419	-	1,029,419

Issuance of restricted shares and options for employee services	-	-	-	-	687,024	69	562,997	-	-	-	-	-	563,066	-	563,066

Sale of common stock	-	-	-	-	8,511,764	851	1,096,439	-	-	-	-	-	1,097,290	-	1,097,290

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	390,488	-	-	-	-	-	390,488	-	390,488

Sale of preferred stock	44,547	4	-	-	-	-	192,731	-	-	-	-	-	192,735	-	192,735

Issuance of restricted shares for contract penalty re-delayed shipment	-	-	-	-	1,309,306	131	299,869	-	-	-	-	-	300,000	-	300,000

Purchase of treasury stock	-	-	-	-	-	-	-	40,000	-	-	-	-	40,000	-	40,000

Sale of treasury stock	-	-	-	-	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	27,500	-	-	-	27,500	-	27,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	-	4,813	4,813	(4,813)	-

Conversion of preferred stock to common stock	(750,000)	(75)	-	-	95,100,000	9,510	(9,435)	-	-	-	-	-	-	-	-

Application of derivative liability from conversion of preferred stock	-	-	-	-	-	-	30,394,710	-	-	-	-	-	30,394,710	-	30,394,710

Conversion of debt and liability to common stock	-	-	-	-	213,975	21	39,783	-	-	-	-	-	39,804	-	39,804

Issuance of common stock per settlement agreement arising from reverse merger	-	-	-	-	25,000	3	(3)	-	-	-	-	-	-	-	-

Collection of peferred stock subscription receivable	-	-	-	-	-	-	-	-	-	-	6,000	-	6,000	-	6,000

Conversion of stock options-cashless exercise	-	-	-	-	13,889	1	(1)	-	-	-	-	-	-	-	-

Net loss year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	-	(23,704,727)	(23,704,727)	-	(23,704,727)

Balance, December 31, 2011	-	-	1,000	-	223,635,129	22,364	43,001,168	-	-		(12,000)	(45,722,829)	(2,711,297)	130,062	(2,581,235)

Issuance of restricted shares and warrants for outside services	-	-	-	-	2,657,603	266	513,400	-	-	(30,000)	-	-	483,666	-	483,666

Issuance of restricted shares and options for employee services	-	-	-	-	30,000	3	264,251	-	-	-	-	-	264,254	-	264,254

Sale of common stock	-	-	-	-	3,181,128	318	328,896	-	-	-	(14,583)	-	314,631	-	314,631

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	173,369	-	-	-	-	-	173,369	-	173,369

Issuance of restricted shares for contract penalty re-delayed shipment	-	-	-	-	545,498	55	99,945	-	-	-	-	-	100,000	-	100,000

Debt commission fee paid with common stock	-	-	-	-	136,875	14	23,611	-	-	(18,415)	-	-	5,210	-	5,210

Prepayment of debt interest with common stock	-	-	-	-	465,538	46	84,921	-	-	(63,902)	-	-	21,065	-	21,065

Conversion of common stock warrants-cashless exercise	-	-	-	-	2,000,000	200	379,800	-	-	-	-	-	380,000	-	380,000

Conversion of common stock options-cashless exercise	-	-	-	-	15,000	1	(1)	-	-	-	-	-	-	-	-

Purchase of net business assets of Advent Power	-	-	-	-	1,500,000	150	329,850	-	-	-	-	-	330,000	-	330,000

Common stock issued pursuant to Advent agreement	-	-	-	-	125,000	12	27,488	-	-	-	-	-	27,500	-	27,500

Common stock issued pursuant to debt refinancing	-	-	-	-	160,000	16	25,584	-	-	-	-	-	25,600	-	25,600

Net loss six months ended June 30, 2012	-	-	-	-	-	-	-	-	-	-	-	(1,660,261)	(1,660,261)	-	(1,660,261)

Balance, June 30, 2012	-	$-	1,000	$-	234,451,771	$23,445	$45,252,282	$-	$-	$(112,317)	$(26,583)	$(47,383,090)	$(2,246,263)	$130,062	$(2,116,201)

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,660,261)	$(22,439,346)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	30,482	25,725
Issuance of restricted common stock, options and warrants for services	747,920	733,674
Issuance of restricted common stock issued for debt refinancing	25,600	-
Issuance of restricted common stock for contract penalty	50,000	125,867
(Income) loss from derivative liability-Warrants	(114,626)	650,758
Loss from derivative liability-Series A Preferred Stock	-	19,771,086
Provision for loss on debt and liability conversion	-	26,961
Amortization of prepaid expenses purchased with equity	-	27,500
Amortization of prepaid expenses via common stock	26,275	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(31,146)	-
Increase in inventory	(109,127)	(45,681)
Increase in other assets	(28,982)	(5,407)
(Decrease) increase in deferred revenue and deposits	(246,247)	46,700
Increase in accounts payable and accrued expenses	206,537	166,465
Decrease in factored receivables	(43,169)	-
Increase in accounts payable and accrued expenses-related parties	123,068	143,346
Net cash used by operating activities	(1,023,676)	(772,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(4,546)	(82,222)
Expenditures for fixed assets	(56,282)	(7,941)
Net cash used by investing activities	(60,828)	(90,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Preferred treasury stock	-	40,000
Payment of capitalized leases	(423)	(5,862)
Proceeds from debt	485,000	-
Proceeds from sale of common stock	488,000	940,296
Proceeds from sale of preferred stock	-	192,735
Increase in related party notes and loans payable	58,156	2,753
Net cash provided by financing activities	1,030,733	1,169,922

Net (decrease) increase in cash	(53,771)	307,407
Cash, beginning of period	66,486	6,557

Cash, end of period	$12,715	$313,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$5,398	$654
NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of 8,000 shares of Series A Preferred treasury stock via note payable	$-	$40,000
Issuance of 602,413 shares of Common stock for prepaid interest and debt commission	$108,592	$-
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$380,000	$-
Issuance of 160,000 shares of Common stock pursuant to debt refinancing	$25,600
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$330,000	$-
Issuance of 125,000 shares of Common stock for liability acquired from Advent Power Systems Inc.	$27,500	$-

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

On July 2, 2007, the LLLP merged into Cyclone Power Technologies, Inc., a publicly-traded Florida corporation that had recently re-domiciled from California and changed its name from Coastal Technologies, Inc. (the “Pink Sheet Company”).  Prior to the merger, the Pink Sheet Company was engaged in the business of medical software development. At such time, the Pink Sheet Company had outstanding 22,249,841 shares of common stock.  Pursuant to the merger agreement, the Company issued 500,000 shares of Series A Convertible Preferred Stock ($.0001 par value), 1,000 shares of Series B Preferred Stock ($.0001 par value) and 33,000,000 shares of common stock ($.0001 par value) for all the equity interests of the LLLP. Pursuant to the merger and the share exchange, the LLLP was dissolved. The stock issued represented 60 percent of the common stock and all of the Series A Preferred and Series B Preferred stock of the company at the time of merger. This reverse merger was accounted for as a recapitalization of Cyclone, with all assets and liabilities recorded at historical cost.  Concurrent with the merger, the Company sold its medical software development business for $100,000 in cash. Prior to the merger, the Pink Sheet Company had operations, assets and liabilities, and was not considered a “Shell Company” under SEC guidelines.

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As June 30, 2012, the Company had an 82.5% controlling interest in the WHE Subsidiary. In March 2012, the company established Cyclone-TeamSteam USA, LLC (“TeamSteam”) as a wholly owned subsidiary. The purpose of TeamSteam is to build, test and run a vehicle utilizing the Company’s engine.

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

C.    SUBSEQUENT EVENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events”.  ASC 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Management evaluated events occurring between the Balance Sheet date of June 30, 2012, and when the financial statements were available to be issued. Subsequent events that require disclosure are provided in Note 20.

D.    CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

E.    ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due pursuant to engine delivery and research and development prototype charges. At June 30, 2012, for financial statement presentation purposes, uncollected progress billings of $502,045 due to the Company from the U.S. Army development contract were off-set against deferred revenue. At June 30, 2012 and December 31, 2011, no allowance for doubtful accounts was deemed necessary.

F.    COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2012, total anti-dilutive shares amounted to approximately 15.1 million shares.

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

The Company follows certain provisions under ASC Topic 740, “Income Taxes”, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2008 through 2011.

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

The summary of fair values and changing values of financial instruments as of January 1, 2012 (beginning of period) and June 30, 2012 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$494,626	($494,626)	$_____-___	3	Black Scholes

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

L.    RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred.  Costs for the six months ended June 30, 2012 and 2011 were $498,823 and $497,732, respectively.

M.    STOCK BASED COMPENSATION,

The Company applies the fair value method of ASC 718, “Stock Based Compensation”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date of issuance.

N.    COMMON STOCK OPTIONS AND PURCHASE WARRANTS

The Company accounts for common stock options and purchase warrants at fair value in accordance with ASC 815-40, “Derivatives and Hedging”. The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, “Stock Based Compensation”. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

O.    PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Display equipment for trade shows	3 years
Leasehold improvements and furniture and fixtures	10-15 years
Shop equipment	7 years
Computers	3 years

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

R.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued an Accounting Standard Update (“ASU”) 2012-02 “Intangibles-Goodwill and Other” which allows for the initial use of qualitative factors, prior to any required quantitative test in determining impairment. This standard is effective as of September 15, 2012 and will not materially impact our financial statement disclosures.

In December 2011, the FASB issued ASU 2011-11 that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for use as of January 1, 2013 and will not materially impact our financial statement disclosures.

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

As of June 30, 2012, the Company maintained its cash in two quality financial institutions.  The Company has not experienced any losses in its bank accounts through June 30, 2012.

The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier.  If necessary, the Company could replace these suppliers with minimal effect on its business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial operating losses of approximately $1.66 million, for the six months ended June 30, 2012 and approximately $3.8 million for the year ended December 31, 2011. The cumulative deficit since inception is approximately $47.4 million, which is comprised of $16.6 million attributable to operating losses and other expenses, and includes $30.8 million in non-cash derivative liability accounting.  The Company has a working capital deficit at June 30, 2012 of approximately $2.7 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s plans, which includes implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt financing.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY

Inventory consists of:

	June 30, 2012	December 31, 2011
Engine material and parts	$777,575	$327,946
Labor	212,025	128,395
Applied overhead	31,805	19,259
Total Inventory	$1,021,405	$475,600

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2012	December 31, 2011
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	74,083	74,083
Equipment and computers	157,335	101,053
Total	241,066	184,784
Less: Accumulated Depreciation	(87,068)	(76,541)
Net Property and Equipment	$153,998	$108,243

Depreciation expense for the six months ended June 30, 2012 and 2011 was $10,527 and $9,034, respectively.

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

The Company has filed trademark applications in the U.S. for Cyclone Power Technologies, Cyclone Power, WHE, WHE Generation, and Generation WHE.

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of June 30, 2012 and December 31, 2011 was $424,592 and $440,001, respectively. For the six months ended June 30, 2012 and for the year ended December 31, 2011, the Company capitalized $4,546 and $71,381, respectively.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the six months ended June 30, 2012 and 2011 were $19,955 and $16,691, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:

	June 30, 2012	December 31 2011

Notes payable, 18% interest, (12% prepaid with stock and 6% payable in cash at maturity) maturing in February - May 2013, collateralized by the Company’s receivables from the US Army contract	$405,000	$-
8-12 % uncollateralized demand notes maturing May 2013	50,000	-
6 % uncollateralized demand notes maturing December 2012 - April 2013	60,000	30,000
Total current non related party notes (accrued interest is included in accrued liabilities)	$515,000	$30,000

A summary of related party notes and other loans payable is as follows:

	June 30, 2012	December 31, 2011
6% demand loan from controlling shareholder, uncollateralized (A)	$11,285	$11,285
6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s CEO and controlling shareholder, collateralized by lien on Cyclone’s patent for heat regenerative engine (B)	465,266	427,332
6% non-collateralized loan from officer and shareholder, payable on demand. The original principal balance was $137,101.	66,364	66,364
Accrued Interest	193,512	173,290
Total current related party notes, inclusive of accrued interest	$736,427	$678,271

(A)  This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000.

(B)  This note arose from services and salaries incurred by Schoell Marine on behalf of the Company.  Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. For the six months ended June 30, 2012, $2,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A.   LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida.  The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the six months ended June 30, 2012 and 2011 were $31,482 and $31,482, respectively. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B.   DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties payables as of June 30, 2012 and December 31, 2011 are $1,428,840 and $1,305,722, respectively, of accrued and deferred officers’ salaries compensation which will be paid if funds are available. These are non-interest bearing and due on demand.

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

During the six months ended June 30, 2012, the Company issued 2,657,603 shares of restricted common stock, valued at $432,870 for outside services and 30,000 shares of restricted, common stock, valued at $6,000 for employee services.  Additionally, the Company amortized  (based on vesting) $258,254 of common stock options for employee services, and $50,796 of common stock warrants, previously issued for outside services.  Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the six months ended June 30, 2012, the Company sold 3,181,128 shares of restricted common stock for $314,631 inclusive of 2,440,000 common stock warrants valued at $173,369 (valued by the Black Scholes model).

During the six months ended June 30, 2012, the Company issued 545,498 shares of restricted common stock valued at $100,000 as satisfaction of a contract penalty agreement; 465,538 shares of common stock valued at $21,065 as partial prepayment of interest on debt; 136,875 shares of common stock valued at $5,210 in satisfaction for debt commission; and 160,000 shares of common stock pursuant to a loss on debt conversion of $25,600.

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

In February 2012, the Company issued 1,500,000 shares of common stock, valued at $330,000, pursuant to the acquisition of the net business assets of Advent Power Systems Inc.; plus an additional 125,000 shares, valued at $27,500, to a consultant.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

A.   COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by employees for the six months ended June 30, 2012, the Company issued 2,340,000 common stock options, valued at $201,677 (valued pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock, at an of exercise price of $.15-.18 and a maturity life of 5-10 years These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3-5 years of issue. For the six months ended June 30, 2012, the income statement charge for the amortization of stock options was $258,254 and the unamortized balance was $249,557.  The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options. The company also extended the exercised terms of 450,000 vested options issued in 2010 from 2 years to 10 years, offset by an increase in the exercise price from $.15 to $.20.

For the year ended December 31, 2011, in recognition of and compensation for services rendered by employees, the Company issued common stock options, valued at $446,849, (valued pursuant to the Black Scholes valuation model) that are exercisable into 3,115,000 shares of common stock, with a per share range of exercise prices of $.19-$.30 (average exercise price per share of $.23) and a maturity life of 5-10 years (an average maturity life of 7.9 years). These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3 years of issue. For the year ended December 31, 2011, the income statement charge for the amortization of stock options was $366,615, and the unamortized balance was $314,814.

The Company’s 2010 Stock Option Plan (the “2010 Plan”), effective July 1, 2010, provided officers, directors and  employees of the Company with the right to receive incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and options not constituting ISOs. Options to acquire a total of 5 million shares of common stock were authorized under the 2010 Plan, all of which have been issued. The 2010 Plan is administered by a committee consisting of the entire Board of Directors, which has authority to issue any number of options to grantees under an Option Agreement, with a termination date no greater than 10 years from the grant date. The committee also has the authority to allow a form of payment other than cash, such as stock payment by optionee or the withholding of shares otherwise deliverable pursuant to an option.

In April 2012, the Company adopted its 2012 Stock Option Plan (the “2012 Plan”) by a unanimous vote of the Board of Directors. The 2012 Plan has the same terms, conditions and governance as the 2010 Plan. Up to 5 million shares of common stock may be issued under the 2012 Plan.

A summary of the common stock options for the period from December 31, 2010 through June 30, 2012 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2010	3,040,000	$0.188	4.8
Options issued	3,115,000	0.299	7.8
Options exercised	(20,000)	(0.100)	-
Options cancelled	(100,000)	(0.246)	-
Balance, December 31, 2011	6,035,000	$0.208	5.8
Options issued	2,340,000	0.165	8.1
Options exercised	(30,000)	(0.120)	-
Options cancelled	(105,000)	(0.212)	-
Balance, June 30, 2012	8,240,000	$0.199	7.5

The vested and exercisable options at period end follows:

	Exercisable/Vested Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Common Stock Options

Balance, December 31, 2011	3,020,000	$0.189	5.0
Balance, June 30, 2012	4,135,000	0.164	6.7
Additional vesting by September 30, 2012	885,000	0.190

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Six Months Ended June 30, 2012			Year Ended December 31, 2011
Risk free interest rate	.30%	-	.51%	.39%	-	1.20%
Expected volatility	66%	-	75%	132%	-	231%
Expected term in years	3	-	5	3	-	5
Expected dividend yield		0%			0%
Average value per options and warrants	$.05	-	$.11	$.13	-	$.31

Expected volatility is based on historical volatility of the Company’s common stock price. Short Term U.S. Treasury rates were utilized. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718 “Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all issuances.

B.   COMMON STOCK WARRANTS

Outstanding-

In the first half of 2012, the Company issued 2,440,000 warrants at a $.20 exercise price (valued at $173,369) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. Also, in recognition of these warrants issued in 2012 for common stock sales, the Company re-priced 2,843,750 warrants issued in 2011 (pursuant to the sale of common stock) to a $.20 exercise price from a $.27-$.32 price. The Black Scholes valuation of the re-priced warrants is $232,383 as compared to the initial valuation of $589,238.

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

In the third quarter of 2011, the Company issued 1,335,000 warrants, with a three year term, at a $.27-$.32 per share exercise price (valued at $293,184) pursuant to the sale of additional common shares.  These warrants were included in the re-pricing to $.20, and contain the “cashless” and re-pricing terms detailed above. Also, the Company issued 750,000 warrants with a 1 year term, at a $.30 per share exercise price (valued at $101,591) for services. The value of these warrants is being amortized over the service period.

In the fourth quarter of 2011, the Company issued 600,000 warrants, with a three year term, at a $.27 per share exercise price (valued at $94,502) pursuant to the sale of additional common shares. These warrants were included in the re-pricing to $.20, and contain the “cashless” and re-pricing terms detailed above.

A summary of outstanding vested warrant activity for the six months ended June 30, 2012 and for the year ended December 31, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2010	770,500	$.150	1.24
Warrants issued	3,611,251	.290	1.98
Warrants exercised	-	-	-
Warrants cancelled	-	-	-

Balance, December 31, 2011	4,381,751	.265	1.74
Warrants issued	2,440,000	.200	2.82
Warrants exercised	-	-	-
Warrants re-priced	-	(.087)	-
Warrants cancelled	-	-	-

Balance, June 30, 2012	6,821,751	$.242	1.96

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months ended June 30, 2012	Amount	Six Months ended June 30, 2011	Amount
Tax benefit at U.S. statutory rate	34%	$556,712	34%	$7,629,397
State taxes, net of federal benefit	4	65,495	4	897,534
Change in valuation allowance	(38)	(622,207)	(38)	(8,526,951)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of June 30, 2012 and for the year ended December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Deferred Tax Assets
Net Operating Loss Carry-forward	$6,094,949	$5,420,492
Deferred Tax Liabilities – Accrued Officers’ Salaries	(283,385)	(231,135)
Net Deferred Tax Assets	5,811,564	5,189,357
Valuation Allowance	(5,811,564)	(5,189,357)
Total Net Deferred Tax Assets	$-	$-

As of June 30, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $12.3 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A.   CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of  property and equipment via capitalized lease obligations at an average interest rate of 18.4%. Total lease payments made in for the six months ended June 30, 2012 were $423. The balance of leases payable at June 30, 2012 was $2,630. Future lease payments are:

2012	$645
2013	1,127
2014	858
$2,630

B.   LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at a rate of $8.25/ s.f, that terminated in June 2012. The lease expense for the six months ended June 30, 2012 was $8,159.

Effective July 2012, the Company renewed this lease for one year, at an annual rate of $16,800 or $8.40/ s.f, terminating in June 2013. The lease also has a remaining 1-year extension.

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

NOTE 14 – CONSOLIDATED SUBSIDIARIES

In 2010, the Company established a subsidiary (Cyclone-WHE LLC) to license and market waste heat recovery systems for all engine models. A 5% equity participation was sold to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the Subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the subsidiary. These services were amortized over a 12 month period. This investor also received and exercised a 2.5% equity purchase warrant in the subsidiary for $50,000.

Effective July 1, 2010, a 5% equity contribution in Cyclone-WHE was provided to the new Managing Director of the Subsidiary in consideration of $30,000 of future professional services (which were amortized over a 12 month period). Additionally, options were given for the acquisition of an additional 5% equity in the subsidiary at a total price of $100,000, vesting half in 12 months and half in 24 months, exercisable for 5 years. No value was attributed to these options, since the subsidiary had no significant operations or assets.

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

NOTE 15 – PENALTY FOR DELAYED DELIVERY OF PRODUCT

In 2009, the Company signed a contract for the delivery of two Cyclone prototype engines that had a performance penalty of $25,000 per month for late delivery, paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer.  The original delivery date was revised to January 1, 2011. Effective January 1, 2012 the Company’s agreed that two WHE engines would be substituted for the deliverable in satisfaction of the contract, but that the Company is still obligated to deliver two Mark 5 engines at a later time. For the six months ended June 30, 2012, and for the year ended December 31, 2011, the Company charged $50,000 and $ 350,000 for this penalty to cost of goods sold, respectively, for subsequent delayed engine delivery. As of April 2012, the maximum $400,000 contracted penalty has been provided and no additional penalties in stock or cash are to be recognized on the contract.

NOTE 16 - DERIVATIVE LIABILITIES

The Company had issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815, “Derivatives and Hedging”.

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock entitled the holders of the preferred stock to convert the preferred stock into a fixed percentage of the total outstanding common stock on a fully diluted basis, calculated on the date of conversion.  The resulting derivative liability is presented at its fair value on the accompanying balance sheets with changes in fair value reported in the statement of operations.  In May 2011, the holders of all of the outstanding shares of Series A Preferred Stock converted the shares into 95,100,000 shares of the Company’s common stock.  As a result of the conversion, the estimated fair value of the embedded conversion option of at the time of conversion of $30,394,710 was reclassified into equity. There is no derivative liability related to this issuance as of June 30, 2012 or December 31, 2011. The fair value of the conversion option options had been estimated using a binomial lattice model using the following assumptions:

Risk free rate	1.27%	-	2.69%
Expected volatility	150%	-	400%
Expected term in years		5
Expected dividend yield		0%

Phoenix Common Stock Warrant

As part of the Company’s license agreement with Phoenix Power Group (“Phoenix”), in 2009 the Company agreed to issue to Phoenix a common stock purchase warrant (the “Phoenix Warrant”) at a price of $.19 per share, equal to two (2%) percent of the total issued, outstanding, convertible debt and dilutive common stock of the Company at the time of exercise. The number of shares into which the Phoenix Warrant was convertible was contingent upon the number of shares outstanding at the date it was exercised. The Phoenix Warrant was to vest upon the delivery of the first two prototype Cyclone Mark V Engines to Phoenix and payment by Phoenix of the full $400,000 license fee, and terminate 24 months thereafter. This Warrant was non-transferable. As of December 31, 2011, the calculated number of shares into which the Phoenix Warrant was convertible was 4.68 million, and was valued at approximately $494,626 (by the Black Scholes valuation method).  It was to be amortized proportionally over the life of the contract, as an expense of the contract in conjunction with revenue and royalty recognition from this contract.  Because the number of shares issuable upon exercise of the Phoenix Warrant was unknown until the time of exercise, and there was no limit to the number of shares that were to be issuable upon exercise, the Phoenix Warrant was required to be accounted for as a derivative liability. The resulting derivative liability of $494,626 from the Warrant was presented at its fair value on the accompanying December 31, 2011 balance sheet with changes in fair value reported in the statement of operations.  In March 2012, the Company entered into an agreement with Phoenix to effect a cashless exercise of the Phoenix Warrant into 2,000,000 shares of restricted common stock (valued at $380,000) and to retire the Phoenix Warrant. In the first quarter of 2012, the Company recognized a $114,626 gain on retiring the derivative liability.

The fair value of the Warrant, at December 31, 2011, had been estimated using the Black Scholes model using the following assumptions:

Risk free rate	.39%
Expected volatility	108%
Expected term in years	2
Expected dividend yield	0%

A summary of the fair value of the Company’s derivative liabilities is provided in Note 1.K.

NOTE 17 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of June 30, 2012, the Company has accounts receivable of $502,045, which relates to uncollected work in progress billings due from the U.S. Army/TACOM contract (see Note 19). For financial statement purposes, this receivable was offset against deferred revenue, and as a result, does not appear in the consolidated Balance Sheets.

As of June 30, 2012, total backlog for prototype engines to be delivered in the following twelve months was $1.8 million, of which $100,000 had been paid and $502,045 had been invoiced, as noted above.  This amount of backlog orders is inclusive of contracts with the U.S. Army and Combilift, which the Company expects to be paid over the following nine to twelve months of the respective contracts’ development periods.

NOTE 18 – RECEIVABLES FACTORING

In the last quarter of  2011, the Company had entered into a factoring (purchase and sale agreement) to factor 85% the face value of receivables presented  at  interest rates on the outstanding balances of 1.85% for the first 30 days, and 1.10 % each 15 days thereafter. The factor repayment liability at June 30, 2012 and December 31, 2011 was $0 and $43,169, respectively. Interest expense for the six months ended June 30, 2012 and the year ended December 31, 2011 was $1,588 and $1,415, respectively. The agreement was personally guaranteed by one of the Company’s officers.

NOTE 19 – ACQUISITION OF ADVENT

On February 16, 2012, the Company acquired select net assets, business and contracts of Advent Power Systems, Inc. (“Advent”) for 1.5 million shares of common stock, valued at approximately $330,000. An additional $27,500 was paid to a consultant in the form of common stock.  The value of the U.S. Army contract (to develop an auxiliary power unit for multiple lines of combat vehicles) transferred to the Company is $1.4 million.  Up to 1.1 million shares of the 1.5 million shares paid as consideration in the acquisition are subject to forfeiture if there are any negative changes in value to the acquired assets over the next twelve months.  The common stock is further restricted for resale by a contractual two-year leak-out provision. Of the $330,000 purchase price paid in common stock, virtually all was allocated to the U.S. Army contract asset and retirement of Advent’s exclusive license for sale of Cyclone engines to military customers. In completing this acquisition, the Company expects to receive an additional $450,000 in revenue and higher profits (in addition to the $700,000 originally payable to the Company as a sub-contractor) under the U.S. Army contract.

As of June 2012, the Company has also assumed the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future. As of July 5, 2012, the U.S. Army contract was modified from a “cost plus” with a price cap payment arrangement to a “fixed fee” structure with milestone payments. On July 10, the Company successfully reached its first milestone under the contract and submitted an invoice for $502,045, which has been approved for payment.

The Company recorded the assets and liabilities acquired from Advent as follows:

Inventory and contract rights:	$587,489
Deferred revenue:	(178,311)
Account payable and accrued expenses:	(79,178)
Total:	$330,000

NOTE 20 – SUBSEQUENT EVENTS

Effective in the third quarter of 2012, the company entered into a capital equity financing arrangement with GEM Global Yield Fund Ltd. ("GGYF") Under the agreement, GGYF will purchase $250,000 in Cyclone's common stock at a 10% discount to the market price of the shares. The common stock is being offered in a private placement transaction in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D. The shares will be restricted under Rule 144, and there are no registration rights or warrants attached to the deal.

In June 2012, the Company officially assumed the role of prime contractor under the U.S. Army contract, and in July, reached our first development milestone and submitted our initial billing of $502,045 for payment.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into production in early 2013. While the Company started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it will continue to raise capital by means of equity or debt offerings, and seek license and development agreements that provide up-front or progress payment revenue to the Company.

With respect to these endeavors, in the first half of 2012 the Company raised $488,000 from a private offering of common stock and warrants, and $485,000 in promissory notes which bear interest ranging from 6% (payable in cash) to 18% (6% payable in cash and 12% in common stock) and which are secured by future payments the Company expects to receive under its contract with the U.S. Army.

In February 2012, the Company completed its acquisition of all of the assets of Advent Power Systems (“Advent”), which included the $1.4 million contract with the Army. Under the terms of the acquisition agreement, Advent received 1.5 million shares of Cyclone common stock, of which 1.2 million shares are subject to a two-year leak-out, and up to 1.1 million shares are subject to forfeiture if there are any negative changes in value to the acquired assets over the next twelve months. In the second quarter of 2012, the Company was approved by the governments as the prime contractor under this development contract. As a result of the acquisition, the entire amount of $1.4 million under the contract will become payable to the Company, and we expect to receive an additional $450,000 in revenue and higher profits (in addition to the $700,000 originally payable to the Company as a sub-contractor) under this project.

Between our contracts with the U.S. Army, and Combilift, the Company has approximately $1.8 million in current orders for development engines. Additionally, the Company has an additional $0.5 million in backlog from previous contracts, of which proceeds have been paid and classified as deferred revenue on Cyclone’s balance sheet. All these engines are deliverable within the next 12 months. As a result of these current and new contracts, the Company is in the process of hiring more engineers and mechanics/technicians, and is looking at additional facility space to expand its engineering and production capabilities.

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the six months ended June 30, 2012 of approximately $1.7 million. Cumulative operating losses since Inception are approximately $16.5 million.  The Company has a working capital deficit at June 30, 2012 of approximately $2.7 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the first half of 2012, the Company issued 2,687,603 shares of common stock and 2,340,000 common stock options in order to conserve cash and provide long-term incentives for the Company’s employees and service providers. This resulted in a non-cash charge of $747,920.

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

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenditures were $498,823 for the first half of 2012.

Commitments for Capital and Operational Expenditures. Should additional funding be secured, the Company could consider a significant purchase of facilities or equipment.  The Company is increasing the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff. Such new hires are expected to increase the Company’s monthly operational expenses.

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

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2011.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. The Company had $380,445 of revenue for the three months ending June 30, 2012 from delivery of two engines pursuant to the Raytheon contract. There was no revenue in the quarter ended June 30, 2011.

Gross Profit. Gross profit for the quarter ended June 30, 2012 was $158,537 reflective of completion and delivery of the Raytheon contract.  The $75,000 negative gross loss for the same period in the previous year reflects a contract penalty fee pertaining to late product delivery. There was no such penalty payable in the current year period.

Operating Expenses. Operating Expenses incurred for the three months ended June 30, 2012 were $1,020,626 as compared to $1,045,711 for the same period in the previous year, a decrease of $25,085 or 2.3%. The decrease was due to reduced lower engine R&D expenses of $26,063 or 9.6%, as resources were applied to completing the Raytheon contract, and in increasing WIP inventory for current engines under contract.

Operating Loss. The operating loss for the quarters ended June 30, 2012 and 2011 was $812,089 and $1,120,711, respectively, a decreased loss of $308,622 or 28%, due to the factors outlined above.

Other Expense. Net other expense for the quarter ended June 30, 2012 was $71,580, inclusive of $45,980 in interest expense and $25,600 related to loss on common stock issued pursuant to debt conversion.  This compares to a net other expense of $1,566,582 for the three months ended June 30, 2011, which was inclusive of a derivative related losses attributable to an increase in the derivative liability conversion feature for the Series A Preferred Stock of $1,680,240, net of $151,264 of derivative income attributable to the Phoenix Warrants.  The 2011 gains and losses were not operating or cash gains or losses, and as of the first quarter of 2012, both the Series A Preferred Stock and the Phoenix Warrant had been converted and retired.

Income and Earnings per Share.  The net loss for the quarter ended June 30, 2012 was $883,669, compared to net loss of $2,687,293 for the same period in the previous year. The large discrepancy was primarily due to the $208,537 gross profit in the three months ended June 30, 2012 recognized on the Raytheon contract, versus a net $1,528,976 derivative expense as discussed above for the 2011 comparable period.  Net loss per weighted average share was ($0.00) for the current quarter compared to ($0.02) in 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues.  The Company had $380,445 of revenue for the six months ending June 30, 2012 from delivery of two engines pursuant to the Raytheon contract. There was no revenue in the six months ended June 30, 2011.

Gross Profit. Gross profit (loss) for the six months ended June 30, 2012 was $158,537, as compared to a loss of ($250,867) for the same period in the previous year.  Included in Cost of Goods Sold for the six months ended June 30, 2012 was the cost of the delivered Raytheon engines of $171,808 and $50,000 of a contract fee pertaining to late product delivery. The contract fee charge for the comparable period in 2011 was $250,867. Effective in the first quarter of 2012, the contract fee charge has been terminated.

Operating Expenses. Operating Expenses incurred for the six months ended June 30, 2012 were $1,844,149 as compared to $1,718,770 for the same period in the previous year, an increase of $125,379 or 7.3%. The majority of the increase was due to increased general and administrative expenses of $117,780 or 9.9%, reflective of the amortization of employee stock options previously issued, higher professional fees for public company filings,  increased use of stock issued for services (to conserve cash) and expanded staff and related costs.

Operating Loss. The operating loss for the six ended June 30, 2012 and 2011 was $1,685,612 and $1,969,637, respectively, a decreased loss of $284,025 or 14%, due to the factors outlined above.

Other Income (Expense). Net other income for the six months ended June 30, 2012 was $25,351, inclusive of $114,626 in derivative related income from a reduction in finalizing and retiring the derivative liability related to the Phoenix Warrant.  This compares to a net other expense of ($20,469,709) for the six months ended June 30, 2011, which was inclusive of a derivative related losses attributable to an increase in the derivative liability conversion feature for the Series A Preferred Stock of approximately $19.8  million and from the Phoenix warrant of approximately $0.6 million.  These derivative gains and losses were not operating or cash gains or losses, and as of the first quarter of 2012, both the Series A Preferred Stock and the Phoenix Warrant had been converted and retired.

Income and Earnings per Share.  The net loss for the six months ended June 30, 2012 was ($1,660,261), compared to net loss of ($22,439,346) for the same period in the previous year. The large discrepancy was primarily due to the 2011 derivative liability conversion feature for the Series A Preferred Stock and the Phoenix Warrant as discussed above, off-set in 2012 by the Raytheon gross profit of $208,537 and higher operating expenses in the current period. The resulting net loss per weighted average share was ($0.01) for the current six months and ($0.18) in 2011.

Liquidity and Capital Resources

At June 30, 2012, the net working capital deficiency was $2,695,228 as compared to a deficiency of $2,635,120 at December 31, 2011, an increase of $60,108 or 2.3%.  In the first half of 2012, funds were primarily used by the net loss of ($1,660,261), an increase in inventory of $109,127, an increase in fixed assets of $56,282, and a decrease in deferred revenue of $246,247 (completion of the Raytheon contract). Funds were provided by the net sale of shares of common stock of $488,000, proceeds of $485,000 from promissory notes, an increase in accounts payable and accrued expenses of $206,537 and an increase in related party notes, payables and accruals of $181,224. Additionally, to conserve cash the Company issued 2,687,603 shares of common stock and 2,340,000 common stock options for services -- a non-cash charge to the Income Statement of $747,920 in the six months.  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock) as a penalty for late product delivery.

For the six months ended June 30, 2011, net cash flows increased by $307,407. This is reflective of the net loss of $22,439,346 inclusive of non-cash charges for losses attributable to the derivative liability related to the Series A Preferred Stock of $19,771,086 and the derivative losses from common stock warrants of $650,758. The net result is primarily an operating loss of $1,969,637 in the first six months of 2011. Funds were provided by proceeds from the sale of common stock of $940,296 and preferred stock of $192,735, and an increase in accounts payable and accruals of $166,465 and an increase in related party notes, payables and accruals of $146,099. Non-cash charges for the six months were from the issuance of common stock and options for services of $733,674 to conserve cash.

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

We believe that our cash requirements over the next 12 months will be approximately $250,000 per month, or about $3 million in total.  Management anticipates that cash proceeds of approximately $1.3 million will be provided by the U.S. Army contract of $1 million (net of $0.4 million subcontractors’ payments) and $300,000 from Combilift.  Regarding the U.S. Army contract, payments are based on our meeting development milestones on a quarterly basis. We expect to get paid within 30 to 45 days of invoicing. With respect to Combilift, the $300,000 is expected to be paid over the following 9 months as prototype engines are delivered, and final bill of materials and designs are rendered. Should we be unable to fulfill this order, the additional $300,000 in development fees would not be payable, despite the possibility that we could have considerable expenses in connection with our efforts.

The net shortfall to continue operations is at least $1.7 million at our current pace. In the short term, management will seek to raise private financing of equity and/or debt to accredited investors to make up that gap. The total amount of such funding options could be between $1.5 and $2 million. In the medium to long-term, we will seek $5 million to $10 million in additional private debt and/or equity. The terms of such an offering have not been decided, and management makes no assurances that it can be successful in raising these funds.

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

ITEM 4.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the second quarter of 2012 the Company issued:

•
2,365,000 shares of common stock for an aggregate purchase price of $341,764, together with warrants to purchase an aggregate of 1,710,000 shares of common stock exercisable at $.20 per share (with a Black Scholes value of $104,888), to eight investors.  These warrants are currently vested and terminate in between April and June 2015. Both warrants and common shares have a price protection feature, whereby if the Company issues within 12 months (18 months with respect to the warrants) shares below $.20/share (excluding shares subject to an option plan, a limited number of shares issued to service providers not subject to a plan, a merger or acquisition, or pursuant to previously outstanding securities), the Company will issue more shares of common stock to the purchasers to reflect the lower price, and the warrants’ exercise price will be adjusted to the lower amount.  All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. An additional 86,128 shares of common stock were purchased in the quarter for a subscription due of $8,613.  Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

•
265,538 shares of common stock as pre-paid interest on promissory notes in the total principal amount of $265,000. The notes mature in 12 months, bear total interest of 18%, and are secured by accounts receivable of the Company in connection with its contract with the U.S. Army.  In connection with this offering of promissory notes, the Company also issued 75,000 shares of common stock as commissions. An additional 160,000 shares were issued to one note holder in connection with the conversion of his previous debt to the current promissory note structure.  All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

•
An aggregate of 2,160,556 shares of common stock to employees and service providers of the Company, with an aggregate value of $363,234.  The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•
An aggregate of 1,155,000 common stock options at an exercise price of $0.15 per share to 24 officers, directors and employees of the Company. These options vest in June 2013, and have termination dates between June 2017 and 2022.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   REMOVED AND RESERVED

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

    *   Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cyclone Power Technologies, Inc.

August 14, 2012	/s/ Harry Schoell Harry Schoell
Chief Executive Officer (Principal executive officer)

August 14, 2012	/s/ Bruce Schames. Bruce Schames
Chief Financial Officer (Principal financial and accounting officer)