Form 10-Q
period 2012-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2012-11-19
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 15, 2012, there were 237,628,080 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$98,408	$66,486
Inventory	863,442	475,600
Other current assets	60,121	4,846
Total current assets	1,021,971	546,932

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	275,359	184,784
Less: Accumulated depreciation	(92,719)	(76,541)
Net property and equipment	182,640	108,243

OTHER ASSETS
Patents, trademarks and copyrights	563,638	557,847
Less: Accumulated amortization	(147,862)	(117,846)
Net patents, trademarks and copyrights	415,776	440,001
Other assets	2,156	2,422
Total other assets	417,932	442,423

Total Assets	$1,622,543	$1,097,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$467,710	$263,131
Factored receivables	-	43,169
Accounts payable and accrued expenses-related parties	1,497,590	1,305,772
Notes and other loans payable	530,373	30,000
Notes and other loans payable-related parties	740,880	678,271
Capitalized lease obligations-current portion	772	898
Deferred revenue and license deposits	619,786	860,811
Total current liabilities	3,857,111	3,182,052

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	22,937	2,155
Derivative liabilities-warrant	-	494,626
Total non-current liabilities	22,937	496,781

Total liabilities	3,880,048	3,678,833

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 237,559,317 and 223,635,129 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	23,755	22,364
Additional paid-in capital	45,852,183	43,001,168
Prepaid expenses with common stock	(127,476)	-
Stock subscription receivable	(12,000)	(12,000)
Accumulated deficit	(48,124,029)	(45,722,829)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,387,567)	(2,711,297)
Non controlling interest in consolidated subsidiary-Cyclone WHE LLC	130,062	130,062

Total Stockholders' Deficit	(2,257,505)	(2,581,235)

Total Liabilities and Stockholders' Deficit	$1,622,543	$1,097,598

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

REVENUES	$882,490	$250,000	$502,045	$250,000

COST OF GOODS SOLD	555,346	399,801	333,438	148,934

Gross profit (loss)	327,144	(149,801)	168,607	101,066

OPERATING EXPENSES
Advertising and promotion	71,585	49,565	32,783	17,271
General and administrative	1,782,334	2,002,814	475,810	814,070
Research and development	772,468	544,544	273,645	46,812

Total operating expenses	2,626,387	2,596,923	782,238	878,153

Operating loss	(2,299,243)	(2,746,724)	(613,631)	(777,087)

OTHER INCOME (EXPENSE)
Other (expense)	(25,600)	(26,964)	-	-
Derivative income (expense) - Warrants	114,626	(602,299)	-	48,459
Derivative (expense) - Series A Preferred Stock	-	(19,771,086)	-	-
Interest (expense)	(190,983)	(31,174)	(127,308)	(10,273)

Total other income (expense)	(101,957)	(20,431,523)	(127,308)	38,186

Loss before income taxes	(2,401,200)	(23,178,247)	(740,939)	(738,901)
Income taxes	-	-	-	-

Net loss	$(2,401,200)	$(23,178,247)	$(740,939)	$(738,901)

Net loss per common share, basic	$(0.01)	$(0.16)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	228,635,399	143,237,904	235,532,775	218,968,632

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) AND YEAR ENDED DECEMBER 31, 2011

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid In	Treasury	Prepaid Expenses From Equity	Prepaid Expenses via Common Stock and	Stock Subscription	Accumulated	Total Stockholders' (Deficit) Cyclone Power	Non Controlling Interest In Consol.	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Contribution	Warrants	Receivable	(Deficit)	Tech. Inc.	Subsidiary	(Deficit)
Balance, December 31, 2010	705,453	$71	1,000	$-	114,020,135	$11,402	$9,004,547	$-	$(27,500)	$-	$(18,000)	$(22,022,915)	$(13,052,395)	$134,875	$(12,917,520)

Issuance of restricted shares and warrants for outside services	-	-	-	-	3,754,036	376	1,029,043	-	-	-	-	-	1,029,419	-	1,029,419
Issuance of restricted shares and options for employee services	-	-	-	-	687,024	69	562,997	-	-	-	-	-	563,066	-	563,066

Sale of common stock	-	-	-	-	8,511,764	851	1,096,439	-	-	-	-	-	1,097,290	-	1,097,290

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	390,488	-	-	-	-	-	390,488	-	390,488

Sale of preferred stock	44,547	4	-	-	-	-	192,731	-	-	-	-	-	192,735	-	192,735

Issuance of restricted shares for contract penalty re-delayed shippment	-	-	-	-	1,309,306	131	299,869	-	-	-	-	-	300,000	-	300,000

Purchase of treasury stock	-	-	-	-	-	-	-	40,000	-	-	-	-	40,000	-	40,000

Sale of treasury stock	-	-	-	-	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	27,500	-	-	-	27,500	-	27,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	-	4,813	4,813	(4,813)	-

Conversion of preferred stock to common stock	(750,000)	(75)	-	-	95,100,000	9,510	(9,435)	-	-	-	-	-	-	-	-

Application of derivative liability from conversion of preferred stock	-	-	-	-	-	-	30,394,710	-	-	-	-	-	30,394,710	-	30,394,710

Conversion of debt and liability to common stock	-	-	-	-	213,975	21	39,783	-	-	-	-	-	39,804	-	39,804

Issuance of common stock per settlement agreement arising from reverse merger	-	-	-	-	25,000	3	(3)	-	-	-	-	-	-	-	-
Collection of peferred stock subscription receivable	-	-	-	-	-	-	-	-	-	-	6,000	-	6,000	-	6,000

Conversion of stock options-cashless exercise	-	-	-	-	13,889	1	(1)	-	-	-	-	-	-	-	-

Net loss year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	-	(23,704,727)	(23,704,727)	-	(23,704,727)

Balance, December 31, 2011	-	-	1,000	-	223,635,129	22,364	43,001,168	-	-	-	(12,000)	(45,722,829)	(2,711,297)	130,062	(2,581,235)

Issuance of restricted shares and warrants for outside services	-	-	-	-	3,434,356	343	651,896	-	-	(40,000)	-	-	612,239	-	612,239
Issuance of restricted shares and options for employee services	-	-	-	-	130,000	13	390,615	-	-	-	-	-	390,628	-	390,628

Sale of common stock	-	-	-	-	5,274,562	527	565,033	-	-	-	-	-	565,560	-	565,560

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	173,369	-	-	-	-	-	173,369	-	173,369

Issuance of restricted shares for contract penalty	-	-	-	-	545,498	55	99,945	-	-	-	-	-	100,000	-	100,000

Commission fee for debt paid with common stock	-	-	-	-	258,609	26	40,441	-	-	-	-	-	40,467	-	40,467

Prepayment of debt interest in common stock and warrants	-	-	-	-	481,163	48	166,995	-	-	(87,476)	-	-	79,567	-	79,567

Conversion of common stock warrants-cashless exercise	-	-	-	-	2,000,000	200	379,800	-	-	-	-	-	380,000	-	380,000

Conversion of common stock options-cashless exercise	-	-	-	-	15,000	1	(1)	-	-	-	-	-	-	-	-

Purchase of net business assets of Advent Power	-	-	-	-	1,500,000	150	329,850	-	-	-	-	-	330,000	-	330,000

Common stock issued pursuant to consulting agreement	-	-	-	-	125,000	12	27,488	-	-	-	-	-	27,500	-	27,500

Common stock issued pursuant to debt refinancing	-	-	-	-	160,000	16	25,584	-	-	-	-	-	25,600	-	25,600

Net loss nine months ended September 30, 2012	-	-	-	-	-	-	-	-	-	-	-	(2,401,200)	(2,401,200)	-	(2,401,200)

Balance, September 30, 2012	-	$-	1,000	$-	237,559,317	$23,755	$45,852,183	$-	$-	$(127,476)	$(12,000)	$(48,124,029)	$(2,387,567)	$130,062	$(2,257,505)

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,401,200)	$(23,178,247)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	46,194	41,563
Loss allocated to non controlling intereest in subsidiary	-	(4,813)
Issuance of restricted common stock, options and warrants for services	1,002,867	1,221,108
Issuance of restricted common stock issued for debt refinancing	25,600	-
Issuance of restricted common stock for contract penalty	50,000	225,000
(Income) loss from derivative liability-Warrants	(114,626)	602,299
Loss from derivative liability-Series A Preferred Stock	-	19,771,086
Amortization of prepaid expenses purchased with equity	-	27,500
Amortization of prepaid expenses via common stock	120,034	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	178,311	4,200
(Increase) decrease in inventory	48,836	(318,450)
Increase in other assets	(55,009)	(9,493)
Decrease in deferred revenue and license deposits	(419,336)	(182,500)
Increase in accounts payable and accrued expenses	178,275	201,961
Decrease in factored receivables	(43,169)	-
Increase in accounts payable and accrued expenses-related parties	191,818	212,595
Net cash used by operating activities	(1,191,405)	(1,386,191)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(5,791)	(79,343)
Expenditures for fixed assets	(69,265)	(36,686)
Net cash used by investing activities	(75,056)	(116,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Series A Preferred treasury stock	-	40,000
Payment of capitalized leases	(654)	(6,091)
Proceeds from debt	925,000	-
Repayment of debt	(427,500)	-
Proceeds from sale of common stock	738,929	1,367,785
Proceeds from sale of preferred stock	-	192,735
Increase in related party notes and loans payable	62,608	(27,218)
Net cash provided by financing activities	1,298,383	1,567,211

Net increase in cash	31,922	64,991
Cash, beginning of period	66,486	6,557

Cash, end of period	$98,408	$71,548

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$29,358	$808
NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of 8,000 shares of Series A Preferred treasury stock via note payable	$-	$40,000
Issuance of 739,772 shares of Common stock for prepaid interest and debt commission	$120,034	$-
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$380,000	$-
Issuance of 160,000 shares of Common stock pursuant to debt renegotiation.	$25,600
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$330,000	$-
Issuance of 125,000 shares of Common stock for consulting agreement	$27,500	$-
Conversion of debt and liabilities by issuing 213,975 shares of common stock	$-	$39,804

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2012, the Company had an 82.5% controlling interest in the WHE Subsidiary. In March 2012, the company established Cyclone Performance LLC (“TeamSteam”) f/k/a Cyclone-TeamSteam USA, LLC, as a wholly owned subsidiary. The purpose of TeamSteam is to build, test and run a vehicle utilizing the Company’s engine.

The Company is primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology.

B.      PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company, its 82.5% owned WHE Subsidiary and its 100% owned subsidiary Cyclone Performance LLC.  All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

C.      SUBSEQUENT EVENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events”.  ASC 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Management evaluated events occurring between the Balance Sheet date of September 30, 2012, and when the financial statements were available to be issued. Subsequent events that require disclosure are provided in Note 20.

D.      CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

E.      ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due pursuant to engine delivery and research and development prototype charges. At September 30, 2012 and December 31, 2011, there were no uncollected progress billings and no allowance for doubtful accounts was deemed necessary.

F.      COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of September 30, 2012, total anti-dilutive shares amounted to approximately 18.7 million shares.

G.      INCOME TAXES

Income taxes are accounted for under the asset and liability method as stipulated by ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In 2009, the Company adopted certain provisions under ASC 740, which provide interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of these provisions, interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2011.

H.      REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) is appropriate for one of the Company’s contracts as the contract enumerates specific approved work effort milestones required for remuneration. The Company achieved the first milestone in July 2012 and recognized revenue and related costs of goods sold of approximately $502,000 and $333,000, respectively, as included in the accompanying consolidated statements of operations.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue.  The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

The summary of fair values and changing values of financial instruments as of January 1, 2012 (beginning of period) and September 30, 2012 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$494,626	$(494,626)	$-	3	Black Scholes

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

L.      RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred.  Costs for the nine months ended September 30, 2012 and 2011 were $772,468 and $544,544, respectively.

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

O.      ORIGINAL ISSUE DEBT DISCOUNT

The original issue discount (OID) related to notes payable is being amortized by the effective interest method over the repayment period of the notes.  The unamortized OID is represented as a reduction of the amount of the notes payable.

P.      PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost.  Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Display equipment for trade shows (years)			3
Leasehold improvements and furniture and fixtures (years)	10	-	15
Shop equipment (years)			7
Computers (years)			3

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

S.      RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued an Accounting Standard Update (“ASU”) 2012-02 “Intangibles-Goodwill and Other” which allows for the initial use of qualitative factors, prior to any required quantitative test in determining impairment. This standard was effective as of September 15, 2012 and did not materially impact our financial statement disclosures.

In December 2011, the FASB issued an Accounting Standard Update (“ASU”) 2011-11 that requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for use as of January 1, 2013 and will impact our financial statement disclosures.

T.      CONCENTRATION OF RISK

The Company does not have any off-balance-sheet concentrations of credit risk.  The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company plans to minimize its accounts receivable credit risk by transacting contractual arrangements with customers that have been subjected to credit evaluations and structuring the contracts in a manner that lessens inherent credit risks.

As of September 30, 2012, the Company maintained its cash in two quality financial institutions.  The Company has not experienced any losses in its bank accounts through September 30, 2012.

The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier.  If necessary, the Company could replace these suppliers with minimal effect on its business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial operating losses of $2.3 million, for the nine months ended September 30, 2012 and $3.8 million for the year ended December 31, 2011. The cumulative deficit since inception is approximately $48.1 million, which is comprised of $17.3 million attributable to operating losses and other expenses, and includes $30.8 million in non-cash derivative liability accounting.  The Company has a working capital deficit at September 30, 2012 of approximately $2.8  million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on management’s plans, which includes implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.  The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY

Inventory consists of:

	September 30, 2012	December 31, 2011
Engine material and parts	$618,031	$327,946
Labor	213,399	128,395
Applied overhead	32,012	19,259
Total Inventory	$863,442	$475,600

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2012	December 31, 2011
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	86,422	74,083
Equipment and computers	179,289	101,053
Total	275,359	184,784
Less: Accumulated Depreciation	(92,719)	(76,541)
Net Property and Equipment	$182,640	$108,243

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $16,178 and $15,576, respectively.

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

The Company has filed trademark applications in the U.S. for Cyclone Power Technologies, Cyclone Power, WHE, WHE Generation, and Generation WHE.

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of September 30, 2012 and December 31, 2011 was $415,776 and $440,001, respectively. For the nine months ended September 30, 2012 and for the year ended December 31, 2011, the Company capitalized $5,791 and $78,902, respectively.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the nine months ended September 30, 2012 and 2011 were $30,016 and $25,987, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:

	September 30, 2012	December 31, 2011
Convertible Notes payable, OID 9% interest ($436,000 payable at maturity) maturing in August- September 2013, net of warrants, collateralized by the Company’s receivables from the US Army contract (A)	$331,706	$-

Pursuant to 9% OID Notes, 1,162,667 warrants (valued at $79,577) issued net of $8,410 amortization	71,167	-

Demand note, uncollateralized, maturing April 2013 18% interest, (12% prepaid with stock and 6% payable in cash at maturity)	40,000	-

6-20% uncollateralized demand notes maturing Dec. 2012-May 2013	87,500	30,000

Total current non related party notes (accrued interest is included in accrued liabilities)	$530,373	$30,000

(A)
Convertible at $.15 per share, subject to price protection provisions. The Company is obligated to prepay these Notes with a portion of its receipts from the U.S. Army contract, not to exceed 50% of such receipts, if the Notes are not previously converted.

A summary of related party notes and other loans payable is as follows:

	September 30, 2012	December 31, 2011
6% demand loan from controlling shareholder, uncollateralized (A)	$11,285	$11,285
6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder, collateralized by lien on Cyclone’s patent for heat regenerative engine (B)	459,608	427,332
6% non-collateralized loan from officer and shareholder, payable on demand. The original principle balance was $137,101.	66,364	66,364
Accrued Interest	203,623	173,290
Total current related party notes, inclusive of accrued interest	$740,880	$678,271

(A)	This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000.

(B)
This note arose from services and salaries incurred by Schoell Marine on behalf of the Company.  Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. For the nine months ended September 30, 2012, $4,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida.  The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the nine months ended September 30, 2012 and 2011 were $47,223 and $47,223, respectively. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in related party payables as of September 30, 2012 and December 31, 2011 are $1,497,590 and $1,305,722, respectively, of accrued and deferred officers’ salaries compensation which will be paid if funds are available. These are non-interest bearing and due on demand.

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

The Series B Preferred Stock is majority voting stock and is held by the two co-founders of the Company. Ownership of the Series B Preferred Stock shares assures the holders thereof a 51% voting control over the common stock of the Company. The 1,000 Series B Preferred Stock shares are convertible on a one-for-one basis with the common stock in the instance the Company is merged, sold or otherwise dissolved.

NOTE 9 – STOCK TRANSACTIONS

The Company relies on capital raised through private placements of common and preferred stock, and loans from related and third parties to assist in the funding of operations.

During the nine months ended September 30, 2012, the Company issued 3,434,356 shares of restricted common stock valued at $576,045 for outside services, and 130,000 shares of restricted common stock valued at $20,000 for employee services.  Additionally, the Company amortized  (based on vesting) $370,627 of common stock options for employee services, and $76,194 of common stock warrants, previously issued for outside services.  Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the third quarter of 2012, the Company closed a private placement with GEM Global Yield Fund Ltd. (“GGYF”) for the purchase of 2,135,812 shares of common stock for $243,929 (after related expenses). In connection with the offering, the Company also issued 68,682 common stock warrants valued at $ 2,236 as a commission.

During the nine months ended September 30, 2012, the Company sold 3,138,750 shares of restricted common stock for $495,000  inclusive of 2,440,000 common stock warrants valued at $173,369 (valued by the Black Scholes model).

During the nine months ended September 30, 2012, the Company issued 545,498 shares of restricted common stock valued at $100,000 as satisfaction of a contract penalty agreement; 481,183 shares of common stock valued at $87,467 as partial prepayment of interest on debt; 258,609 shares of common stock valued at $40,467 in satisfaction for commission on funds raised through the private placement; and 160,000 shares of common stock pursuant to a loss on debt conversion of $25,600.

In March 2012, the Company issued 2,000,000 shares of common stock (valued at $380,000) pursuant to the cashless conversion of a common stock warrant. Pursuant to this transaction, the warrant which was potentially convertible into 4.7 million shares (based on 2% of the total issued and outstanding stock of the Company) was retired.  Common stock options were also converted into 15,000 shares of common stock via a cashless exchange.

In February 2012, the Company issued 1,500,000 shares of common stock, valued at $330,000, pursuant to the acquisition of the net business assets of Advent Power Systems Inc., plus an additional 125,000 shares valued at $27,500 to a consultant.

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

In 2011, the Company issued 1,309,306 shares of restricted common stock, valued at $300,000, as satisfaction of a contract penalty agreement; 213,975 shares of common stock, valued at $39,804, in satisfaction for notes and accrued interest of $12,804; and 25,000 shares of common stock in settlement of a dispute. 20,000 common stock options were also converted via a cashless exercise into 13,889 shares of common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A.   COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by employees for the nine months ended September 30, 2012, the Company issued 3,090,000 common stock options, valued at $254,577 (valued pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $.13 to $.18 and a maturity life of 5-10 years. These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3-5 years of issue. For the nine months ended September 30, 2012, the income statement charge for the amortization of stock options was $370,627 and the unamortized balance was $190,085.  The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options. In quarter ended June 30, 2012, the Company also extended the exercise terms of 450,000 vested options issued in 2010 from 2 years to 10 years, offset by an increase in the exercise price from $.15 to $.20.

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

A summary of the common stock options for the period from December 31, 2010 through September 30, 2012 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2010	3,040,000	$0.188	5.0

Options issued	3,115,000	.299	7.9
Options exercised	(20,000)	(.100)	-
Options cancelled	(100,000)	(.246)	-

Balance, December 31, 2011	6,035,000	$0.208	6.0

Options issued	3,090,000	. 157	8.4
Options exercised	(30,000)	(.120)	-
Options cancelled	(105,000)	(.212)	-

Balance, September 30, 2012	8,990,000	$0.193	7.5

The vested and exercisable options at period end follows:

	Exercisable/Vested Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Common Stock Options

Balance, December 31, 2011	3,020,000	$0.189	5.0
Balance, September 30, 2012	5,020,000	0.169	6.8
Additional vesting by Dec. 31, 2012	895,000	0.190

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Nine Months Ended September 30, 2012			Year Ended December 31, 2011
Risk free interest rate	.30%	-	.72%	.39%	-	1.20%
Expected volatility	66%	-	68%	132%	-	231%
Expected term in years	3	-	5	5	-	10
Expected dividend yield		0%			0%
Average value per options and warrants	$.03	-	$.11	$.13	-	$.31

Expected volatility is based on historical volatility of the Company’s common stock price. Short Term U.S. Treasury rates were utilized. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718 “Accounting for Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all issuances.

B.   COMMON STOCK WARRANTS

Outstanding-

In the first nine months of 2012, the Company issued 2,440,000 warrants at a $.20 exercise price (valued at $173,369) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. Also, in recognition of these warrants issued in 2012 for common stock sales, the Company re-priced 2,843,750 warrants issued in 2011 (pursuant to the sale of common stock) to a $.20 exercise price from a $.27-$.32 price. The Black Scholes valuation of the re-priced warrants is $232,383 as compared to the initial valuation of $589,238.

In the third quarter of 2012, the Company issued 1,162,667 warrants at a $.20 exercise price with a 5 year term (valued at $97,454) in connection with $436,000 of debt financing. The Company issued an additional 68,692 warrants at an exercise price of $.27 with a 3 year term (valued at $2,236) pursuant to commission on common stock sale. Also, 1,520,500 warrants at an average exercise price of $.224 expired during the quarter.

In August 2011, the Company issued 926,251 warrants at a $.27 exercise price (valued at $214,028) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. These warrants were included in the re-pricing to $.20 noted above.  The Company can force conversion of these warrants if its common stock trades at a price greater than $.54 per share for 10 consecutive trading days, and the average trading volume is greater than 200,000 shares per day. The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. This “cashless” option is only available after nine months from the date of warrant issuance, and only if the Company has not registered for resale under the Securities Act of 1933, the underlying shares of common stock. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.20 a share (in a “non-exempted” issuance), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

In the third quarter of 2011, the Company issued 1,335,000 warrants, with a three year term, at a $.27-$.32 per share exercise price (valued at $293,184) pursuant to the sale of additional common shares.  These warrants were included in the re-pricing to $.20 noted above, and contain the “cashless” and re-pricing terms detailed above. Also, the Company issued 750,000 warrants with a 1 year term, at a $.30 per share exercise price (valued at $101,591) for services, which expired in the third quarter of 2012.

In the fourth quarter of 2011, the Company issued 600,000 warrants, with a three year term, at a $.27 per share exercise price (valued at $94,502) pursuant to the sale of additional common shares. These warrants were included in the re-pricing to $.20 noted above, and contain the “cashless” and re-pricing terms detailed above.

A summary of outstanding vested warrant activity for the nine months ended September 30, 2012 and for the year ended December 31, 2011 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2010	770,500	$.150	1.67
Warrants issued	3,611,251	.290	2.23
Warrants exercised	-	-	-
Warrants cancelled	-	-	-

Balance, December 31, 2011	4,381,751	.265	1.99
Warrants issued	3,671,359	.201	3.42
Warrants exercised	-	-	-
Warrants re-priced	-	(.087)	-
Warrants cancelled/expired	(1,520,500)	(.224)	-

Balance, September 30, 2012	6,532,610	$.237	2.81

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months ended September 30, 2012	Amount	Nine Months ended September 30, 2011	Amount
Tax benefit at U.S. statutory rate	34%	$785,256	34%	$883,529
State taxes, net of federal benefit	4	92,383	4	103,944
Change in valuation allowance	(38)	(877,639)	(38)	(987,473)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of September 30, 2012 and for the year ended December 31, 2011 consisted of the following:

Deferred Tax Assets	September 30, 2012	December 31, 2011
Net Operating Loss Carry-forward	$6,376,506	$5,420,492
Deferred Tax Liabilities – Accrued Officers’ Salaries	(309,510)	(231,135)
Net Deferred Tax Assets	6,066,996	5,189,357
Valuation Allowance	(6,066,996)	(5,189,357)
Total Net Deferred Tax Assets	$-	$-

As of September 30, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $13 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A.  CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. Total lease payments made in the nine months ended September 30, 2012 were $654. The balance of leases payable at September 30, 2012 was $23,709. Future lease payments are:

2012	$772
2013	4,541
2014	4,898
2015	4,383
2016	9,115
$23,709

B.  LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at a rate of $8.25/ s.f. The lease expense for the nine months ending September was $14,095. Effective July 2012, the Company renewed this lease for one year, at an annual rate of $16,800 or $8.40/s.f, terminating in September 2013. The lease has a remaining 1-year extension.

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

In the first quarter of 2012, the Company established a 100% owned consolidated subsidiary (renamed) Cyclone Performance LLC (“TeamSteam”).  The purpose of TeamSteam is to build, test and run a vehicle utilizing the Company’s engine.

NOTE 15 – PENALTY PAYMENT

In 2009, the Company signed a contract for the delivery of two Cyclone prototype engines that had a performance penalty of $25,000 per month for late delivery, paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer.  For the nine months ended September 30, 2012, and for the year ended December 31, 2011, the Company charged $50,000 and $350,000 for this penalty to cost of goods sold, respectively, for subsequent delayed engine delivery. As of April 2012, the maximum $400,000 contracted penalty has been provided and no additional penalties in stock or cash are to be recognized on the contract.

NOTE 16 - DERIVATIVE LIABILITIES

The Company had issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815, “Derivatives and Hedging”.

Series A Convertible Preferred Stock

The Company’s Series A Convertible Preferred Stock entitled the holders of the preferred stock to convert the preferred stock into a fixed percentage of the total outstanding common stock on a fully diluted basis, calculated on the date of conversion.  The resulting derivative liability has been presented at its fair value on the accompanying balance sheets with changes in fair value reported in the statement of operations. In May 2011, the holders of all of the outstanding shares of Series A Preferred Stock converted the shares into 95.1 million shares of the Company’s common stock. As a result of the conversion, the estimated fair value of the embedded conversion option of at the time of conversion of $30,394,710 was reclassified into equity. There is no derivative liability related to this issuance as of September 30, 2012 or December 31, 2011. The fair value of the conversion option options had been estimated using a binomial lattice model using the following assumptions:

Risk free rate	1.27%	-	2.69%
Expected volatility	150%	-	400%
Expected term in years		5
Expected dividend yield		0%

Phoenix Common Stock Warrant

As part of the Company’s license agreement with Phoenix Power Group (“Phoenix”), in 2009 the Company agreed to issue to Phoenix a common stock purchase warrant (the “Phoenix Warrant”) at a price of $.19 per share, equal to two (2%) percent of the total issued, outstanding, convertible debt and dilutive common stock of the Company at the time of exercise. The number of shares into which the Phoenix Warrant was convertible was contingent upon the number of shares outstanding at the date it was exercised. The Phoenix Warrant was to vest upon the delivery of the first two prototype Cyclone Mark V Engines to Phoenix and payment by Phoenix of the full $400,000 license fee, and terminate 24 months thereafter, and were non-transferable. As of December 31, 2011, the calculated number of shares into which the Phoenix Warrant was convertible was 4.68 million, and was valued at approximately $494,626 (by the Black Scholes valuation method).  It was to be amortized proportionally over the life of the contract, as an expense of the contact in conjunction with revenue and royalty recognition from this contract.  Because the number of shares issuable upon exercise of the Phoenix Warrant was unknown until the time of exercise, and there was no limit to the number of shares that were to be issuable upon exercise, the Phoenix Warrant was required to be accounted for as a derivative liability. The resulting derivative liability of $494,626 from the Warrant was presented at its fair value on the accompanying December 31, 2011 balance sheet with changes in fair value reported in the statement of operations.  In March 2012, the Company entered into an agreement with Phoenix to effect a cashless exercise of the Phoenix Warrant into 2 million shares of restricted common stock (valued at $380,000) and to retire the Phoenix Warrant. In the first quarter of 2012, the Company recognized a $114,626 gain on retiring the derivative liability.

The fair value of the warrants, at December 31, 2011, had been estimated using the Black Scholes model using the following assumptions:

Risk free rate	.39%
Expected volatility	108%
Expected term in years	2
Expected dividend yield	0%

A summary of the fair value of the Company’s derivative liabilities is provided in Note 1.K.

NOTE 17 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of September 30, 2012, the Company has no billed accounts receivable. In September 2012 the Company had collected $502,045, which relates to work in progress billings due from the U.S. Army/TACOM contract (see Note 19), which has been recorded as revenue under  the milestone method of revenue recognition for the contract.

As of September 30, 2012, total backlog for prototype engines to be delivered in the following twelve months was $2.2 million, of which approximately $1.25 million has been paid under the Company’s Phoenix Power, U.S. Army and Combilift agreements. The Company expects the balance to be paid over the following six to nine months of the respective contracts’ development periods.

NOTE 18 – RECEIVABLES FACTORING

In the last quarter of  2011, the Company had entered into a factoring (purchase and sale agreement) to factor 85% the face value of receivables presented  at  interest rates on the outstanding balances of 1.85% for the first 30 days, and 1.10 % each 15 days thereafter. The factor repayment liability at September 30, 2012 and December 31, 2011 was $0 and $43,169, respectively. Interest expense for the nine months ended September 30, 2012 and the year ended December 31, 2011 was $1,588 and $1,415, respectively. The agreement was personally guaranteed by one of the Company’s officers.

NOTE 19 – ACQUISITION OF ADVENT

On February 16, 2012, the Company acquired select net assets, business and contracts of Advent Power Systems, Inc. (“Advent”) for 1.5 million shares of common stock, valued at approximately $330,000. An additional $27,500 was paid to a consultant in the form of common stock.  The value of the U.S. Army contract (to develop an auxiliary power unit for multiple lines of combat vehicles) transferred to the Company was $1.4 million.  Up to 1.1 million shares of the 1.5 million shares paid as consideration in the acquisition are subject to forfeiture if there are any negative changes in value to the acquired assets over the 12 months following the closing of the acquisition.  The common stock is further restricted for resale by a contractual two-year leak-out provision. Of the $330,000 purchase price paid in common stock, virtually all was allocated to the U.S. Army contract asset and retirement of Advent’s exclusive license for sale of Cyclone engines to military customers. In completing this acquisition, the Company expects to receive an additional $450,000 in revenue (in addition to the $700,000 originally payable to the Company as a sub-contractor) under the U.S. Army contract.

As of September 2012, the Company has also assumed the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future. As of July 5, 2012, the U.S. Army contract was modified from a “cost plus” with a price cap payment arrangement to a “fixed fee” structure with milestone payments. In September the Company was paid $502,045 after successfully reaching its first milestone under the contract.

The Company recorded the assets and liabilities acquired from Advent as follows:

Inventory and contract rights:	$587,489
Deferred revenue:	(178,311)
Account payable and accrued expenses:	(79,178)
Total:	$330,000

NOTE 20 – SUBSEQUENT EVENTS

On October 1, 2012, the Company signed a Common Stock Purchase Agreement (the “Purchase Agreement”) with GEM Global Yield Fund Limited (“GGYF”) whereby GGYF had agreed to purchase up to $2.5 million of the Company’s common stock over the following 24-month period. Under a Registration Rights Agreement, the Company filed an S-1 Registration Statement covering the shares that may be issued. The purchase price of the shares related to the future funding would be based on a 10% discount to the prevailing market prices of the Company’s shares at the time of sales. GGYF has also received common stock purchase warrants to purchase for a period of five years up to 5,000,000 shares of Common Stock at an exercise price per share equal to $.27 per share, representing approximately a 125% premium over the then current market price of the Company’s common stock. The shares underlying the warrants are also being registered in the current S-1.

On November 14, 2012, the Company withdrew the S-1 Registration Statement covering the GGYF shares and warrants. The Company’s decision to withdraw the S-1 was prompted by comments from the SEC that certain provisions of the Purchase Agreement should be amended to assure that shares sold to GGYF are required to be purchased by GGYF. The Company has chosen not to immediately re-file the S-1, because it believes the potential stock dilution is not conducive to increasing shareholder value at this time.  The Company will reevaluate filing a new registration statement next year.

In October 2012, by resolution of the Board of Directors, the Company appointed James C. Landon as interim Chief Executive Officer of the Company.

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

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this registration. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this registration may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statement.

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into production in 2013. While the Company started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it will seek license and development agreements that provide up-front or progress payment revenue to the Company, and continue to raise capital by means of equity or debt offerings.

In June 2012, the Company was awarded status as prime contractor of a $1.4 million  development contract with the U.S. Army / TACOM (the “U.S. Army Contract”), which it assumed in connection with the asset acquisition of Advent Power Systems (“Advent”) completed in February 2012. The U.S. Army Contract involves the development of a highly compact, multi-fuel capable 10kW auxiliary power unit for military combat vehicles, both as an on-board power supply or a dismountable unit for forward operating bases.  In July, the Company achieved its first major milestone for the project, and received $500,000 in funding from the U.S. Army, which was recognized as revenue.  In October, the Company achieved the second milestone which triggered another $250,000 in funding payments from the government.  The Company expects to reach the next three milestones in January, April and June 2013, with the final milestone consisting of the delivery of a finished prototype product.  The payments due to the Company are expected to be $250,000 for both of the next two milestones, and $150,000 for the final delivery milestone.  The Company is confident at this time that it can fulfill its obligations to the U.S. Army in a timely manner.

In September 2012, the Company and Phoenix Power passed a major technological hurdle in the development of a 7kW waste oil power co-generator when the parties successfully integrated Phoenix’s waste oil combustion chamber / heat exchanger (CCHX) with Cyclone’s WHE-25 system. Over the following several months, the two partners will be optimizing the performance and durability of this system, with the goal of commencing pilot programs and limited run production in 2013. Phoenix’s distribution arm is the largest manufacturer and distributor of waste oil furnaces in the U.S., with over 150,000 such units in the field supported by a well established service network. The parties believe that it is possible to retrofit or replace at least 10% of these units over the following several years with this Cyclone-Phoenix system which could produce both power and heating for commercial facilities and provide an attractive return on investment.

In August 2012, the Company signed a Teaming Agreement with B&W Constructors & Equipment, Inc., a Pennsylvania-based company that develops and builds livestock methane digesters for small farms. Under this agreement, the parties have joined forces to pursue commercial applications for distributed micro-scale methane-to-power systems that will utilize Cyclone’s WHE-25 system, as well as larger engines in the future.

In the first half of 2012, the Company signed two other important teaming agreements. The first was with Enginuity Energy LLC, an innovator and manufacturer of biomass gasifiers, to support the development and advance the commercialization of a modular 35kWe to 250kWe biomass-to-power generation system for agricultural waste. Secondly, the Company and Aura Systems formed a technology development alliance in May to combine the Cyclone engine with the AuraGen induction motor and control unit. The goal is to be able to provide a turn-key distributed power solution (engine and generator) for customers looking to produce grid-tied or stand-alone electricity from renewable and waste resources.

The Company believes that the waste-to-energy sector -- as demonstrated by the Phoenix waste oil power co-generator, B&W methane-to-power system, and the Enginuity farm-to-power projects, and as supported by the Aura generator technology -- presents a major opportunity for the Cyclone technology. Specifically in the smaller-scale distributed market (under 500kW output), the Company believes it can achieve considerable market penetration over the following years, as businesses, industrial sites, municipal waste authorities and agricultural concerns gain greater understanding of the necessity and economic benefits of utilizing waste resources more effectively.  Management believes that this represents potentially a multi-billion dollar business in the U.S. alone, with even greater possibilities overseas in rapidly-industrializing and developing nations.

In the second and third quarters of 2012, the Company established financing relationships with three strong investment funds that collectively provided over $650,000 in debt and equity financing to the Company.  Brio Capital LP and Gemini Master Fund Ltd. together provided $400,000 in 12-month Convertible Promissory Notes, bearing a 9% Original Issuance Discount (OID) and a floor conversion price of $.15 per share, subject to standard anti-dilution and price protection provisions. Brio and Gemini also received Warrants to purchase a number of shares of common stock of the Company equal to 40% of the Note amounts, at a an exercise price equal to $.20 per share for five (5) years from issuance.

The Company also closed a $262,000 common stock private placement with GEM Global Yield Fund (“GGYF”) in the third quarter, pursuant to which it issued 2,179,562 shares of common stock to GGYF.

In October 2012, the Company signed a second financing agreement with GGYF to provide up to an additional $2.5 million in equity funding over the following 24 months, subject to the completion and effectiveness of a registration statement that was filed in October 2012. GGYF will purchase common stock at a 10% discount to market prices in the quantities and timing determined by the Company, subject to certain volume limitations. GGYF also received 5 million warrants, exercisable at $.27 for a 5-year period. Effective November 14, 2012, this registration statement was withdrawn, and will not be immediately re-filed as we believe that this offering is not conducive to increasing our shareholder value at the current time.

The Company believes that the investments of Brio, Gemini and GGYF demonstrate confidence in the Company’s long-term outlook, while providing important resources to allow management to achieve its business and technological objectives.

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the first three quarters of 2012, the Company issued 3,564,356 shares of common stock and 3,090,000 common stock options in order to conserve cash and provide long-term incentives for the Company’s employees and service providers. This resulted in a non-cash charge of $850,622.

In March 2012, the Company completed an agreement with Phoenix Power to convert the warrant held by Phoenix into 2 million shares of common stock of the Company on a cashless basis (meaning no additional consideration was paid by Phoenix at the time). This warrant was being recorded on the Company’s books as a derivative liability. At the time of the agreement to retire the warrant, it was exercisable into approximately 4.7 million shares. As a result, the Company recorded a gain of $114,626.

Research & Development. The Company invests considerably in the development of its technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of its engine technology.  For the first three quarters of 2012, the Company’s R&D expenses were $772,468.

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

Critical Accounting Policies. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depend at the time are reasonable based upon information then available. These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting handling in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our consolidated financial statements and related notes.

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

The unaudited consolidated financial statements include the accounts of the Company and its 82.5% owned subsidiary Cyclone-WHE and its 100% owned subsidiary TeamSteam. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2011.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. The Company recognized $502,045 in revenue from the first milestone of the Army/TACOM contract.  For the same period in 2011, the Company recognized revenue of $250,000 from delivery to Renovalia Energy, a large renewable power company in Spain, of design plans, bill of materials and successful test data for the S-1 solar thermal engine. The net increase in revenue was $252,045 (101%).

Gross Profit. Gross profit  for the quarter ended September 30, 2012 of $168,607 (yielding a margin of 34%) was attributable to the Army /TACOM contract. In the same period in 2011, gross profit attributable to the Renovalia contract was $201,066, partially offset by a $100,000 penalty paid in common stock under the Company’s license with Phoenix Power. The net increase in gross profit is $67,541 (67%).

Operating Expenses. Operating Expenses incurred for the three months ended September 30, 2012 were $782,238, as compared to $878,153 for the same period in 2011, a decrease of $95,915 or 11%. The decrease was due to reduced lower general and administrative expenses of $338,260 (42%) (related to reductions in accounting, professional and investor relation charges, and stock based compensation for services) net of higher R&D expenses of $226,833 or 485% as resources (increased labor and materials) were applied to completing current engines under contract.

Operating Loss. The operating loss for the quarters ended September 30, 2012 and 2011 was $613,631  and $777,087, respectively, a decreased   loss of $163,456 (21%) due to the factors outlined above.

Other Expense. Net other expense for the quarter ended September 30, 2012 was $127,308, reflective entirely of interest expense. This amount includes the $80,396 write-off of previously unamortized prepaid interest (paid with Company stock) pursuant to related debt repayments.  This compares to a net other income of $38,186 for the three months ended September 30, 2011, which was inclusive of  $48,459 of derivative related income attributable to the Phoenix Warrants, offset by $10,273 of interest expense.

Income and Earnings per Share.  The net loss for the quarter ended September 30, 2012 was $740,939, compared to a net loss of $738,901 for the same period in the previous year, an increased loss of $2,038  (0.3%). The limited loss variance  was primarily due to the 2012 profit on the Army/TACOM contract versus the 2011 Renovalia gross profit and the $48,459 derivative related income in 2011. Net loss per weighted average share was ($0.00) for the current quarter compared to ($0.00) in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues.  The Company had $882,490  of revenue for the nine months ended September 30, 2012 of which $502,045 was from the Army /TACOM contract and $380,445 was from delivery of two engines pursuant to the Raytheon contract.  In the comparable period in 2011, the Company had revenue of $250,000 from the fulfillment of the Renovalia contract for the S-1 solar thermal engine.

Gross Profit. Gross profit for the nine months ended September 30, 2012 was $327,144, as compared to a loss of ($149,801) for the same period in the previous year, a $476,945 improvement.  Included in Cost of Goods Sold for the nine months ending September 30, 2012 was $333,438 related to the Army/TACOM contract, the $171,908 cost of the delivered Raytheon engines, and $50,000 pertaining to the Phoenix penalty payment.  For the comparable period in 2011, the contract penalty was $350,000. There was also $49,801 in charges under the Renovalia contract. Effective in the first quarter of 2012, the Phoenix contract charge had been terminated.

Operating Expenses. Operating Expenses incurred for the nine months ended September 30, 2012 were $2,626,387 as compared to $2,596,923 for the same period in the previous year, an increase of $29,464 or 1.1%. The majority of the increase was due to increased research and development of $227,924 as resources were applied to completing current engines under contract partially offset by lower general and administrative expenses of $220,480 or 11% (reduced expenditures and lower stock based payments for services).

Operating Loss. The operating losses for the nine months ended September 30, 2012 and 2011 was $2,299,243 and $2,746,724, respectively, a decreased loss of $447,481 or 16%, due to the factors outlined above.

Other Income (Expense). Net other expense for the nine months ended September 30, 2012 was ($101,957), inclusive of interest expenses of ($190,983), net of $114,626 in derivative related income from a reduction in finalizing and retiring the derivative liability related to the Phoenix Warrant.  This compares to a net other expense of ($20,431,523) for the nine months ended September 30, 2011, which was inclusive of  derivative related losses attributable to an increase in the derivative liability conversion feature for the Series A Preferred Stock of approximately $19.8  million and from the Phoenix Warrant of approximately $0.6 million.  These derivative gains and losses were not operating nor cash gains or losses, and as of the first quarter of 2012, both the Series A Preferred Stock and the Phoenix Warrant had been converted and retired.

Income and Earnings per Share.  The net loss for the nine months ended September 30, 2012 was $2,401,200, compared to net loss of $23,178,247 for the same period in the previous year. The large discrepancy was primarily due to the 2011 derivative liability conversion feature for the Series A Preferred Stock and the Phoenix Warrant as discussed above, off-set in 2012 by the Army/TACOM and Raytheon gross profit and net of higher R&D expenses in the current period. The resulting net loss per weighted average share was ($0.01) for the current nine months and ($0.16) in 2011.

Liquidity and Capital Resources

At September 30, 2012, the net working capital deficiency was $2,835,140  as compared to a deficiency of $2,635,120 at December 31, 2011, an increase of $200,020 or 7.6%.  For the nine months ending September 30, 2012, funds were primarily used by the net loss of ($2,401,200), $427,500 for repayment of debt, a decrease in deferred revenue and license deposits of $419,336, and an increase in fixed assets of $69,265. Funds were provided by the net sale of shares of common stock of $738,929, proceeds of $925,000 from promissory notes, an increase in accounts payable and accrued expenses of $178,275 and an increase in related party notes, payables and accruals of $254,426. Additionally, to conserve cash the Company issued 2,687,603 shares of common stock and 3,090,000 common stock options for services -- a non-cash charge to the Income Statement of $1,002,867 in the nine months.  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock) under its license with Phoenix Power.

For the nine months ended September 30, 2011, net cash increased by $64,991. This is reflective of the net loss of $23,178,247 inclusive of non-cash charges for losses attributable to the derivative liability related to the Series A Preferred Stock of $19,771,086 and the derivative losses from common stock warrants of $602,299. The net result is primarily an operating loss of $2,746,724 in the first nine months of 2011. Funds were provided by proceeds from the sale of common stock of $1,367,785 and preferred stock of $192,735, an increase in accounts payable and accruals of $201,961 and an increase in related party notes, payables and accruals of $185,377. Non-cash charges for the nine months of $1,221,108 were from the issuance of common stock and options for services. Funds were used by an increase in inventory of $318,450, a decrease in deferred revenue of $182,500, and expenditures for patents of $79,343 and fixed assets of $36,686

The Company needs to obtain capital; however, no assurance can be given that it will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. If the need arises, the Company may attempt to obtain funding or pay expenses through the continued sale or issuance of common stock. The Company may also use various types of short term funding, related party advances and expenses payment deferrals and external loans. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2011. Management is cautiously optimistic, however, that it will be able to generate the funding required to continue and expand its operations over the long term.

We believe that our cash requirements over the next 12 months will be approximately $200,000 per month, or about $2.4 million in total.  Management anticipates that cash proceeds of approximately $950,000 will be provided by (1) the U.S. Army contract of $650,000 ($750,000 has been paid as of the date of this filing) and (2) $300,000 from Combilift. Regarding the U.S. Army contract, payments are based on our meeting development milestones on a quarterly basis. We expect to get paid within 15 to 30 days of invoicing. Some of these proceeds from the Army may be used to repay the Brio and Gemini notes.  With respect to Combilift, the $300,000 is expected to be paid over the following 9 months as prototype engines are delivered, and final bill of materials and designs are rendered. Should we be unable to fulfill this order, the additional $300,000 in development fees would not be payable, despite the possibility that we could have considerable expenses in connection with our efforts.

The net shortfall to continue operations is at least $1.6 million at our current pace. In the short term, management will seek to raise private financing of equity and/or debt to accredited investors to make up that gap.   Our business plans is also to pursue development and sales contracts that provide up-front funding for products and services, and to seek grants from government agencies such as the Department of Energy, ARPA-e and other similar funding sources. The terms or available of such future offerings or contracts have not been determined, and management makes no assurances that it can be successful in raising these funds.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the third quarter of 2012 the Company issued:

•
2,135,812 shares of common stock for an aggregate purchase price of $264,742 to one accredited institutional investor.  These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The purchaser completed an Accredited Investor Questionnaire and Subscription Agreement, and received a copy of the Company’s Annual Report in connection with the issuance.

•
Warrants to purchase 1,162,667 shares of common stock at an exercise price of $.20 per share for five (5) years from issuance. These warrants were issued in connection with $436,000 in Convertible Promissory Notes, bearing a 9% Original Issuance Discount (OID) and a floor conversion price of $.15 per share subject to standard anti-dilution and price protection provisions, to two accredited institutional investors. The Company also issued 121,734 shares of common stock as commissions at a value of $16,830. All these securities were offered to accredited investors pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. Each of the purchasers of the shares completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuances.

•
An aggregate of 876,753 shares of common stock to employees and service providers of the Company, with an aggregate value of $127,095.  The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•	An aggregate of 750,000 common stock options at an exercise price of $0.13 per share to five officers and directors of the Company. Options vest in September 2013, and terminate in September 2022.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.       REMOVED AND RESERVED

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS

Exhibit Number	Description

10.18	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.
10.19	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.
10.20	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.
31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Cyclone Power Technologies, Inc.

November 19, 2012	/s/ James C. Landon James C. Landon
Chief Executive Officer (Principal executive officer)

November 19, 2012	/s/ Bruce Schames Bruce Schames
Chief Financial Officer (Principal financial and accounting officer)