Form 10-K
period 2012-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2013-04-15
CIK 1442711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes   X   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐   Yes   X  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     X  Yes    ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    X  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed fiscal year was approximately $14,500,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2013 is 242,465,502.

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS
FORM 10-K

Part I
Item 1.    Business

Summary

Cyclone Power Technologies (OTCQB: CYPW) is a clean-tech innovation company based in Pompano Beach, Florida. Our mission is to develop power technologies that lead to more efficient and diverse utilization of energy resources, less dependence on fossil fuels, and a cleaner environment.

Since 2006 Cyclone has completed multiple prototype stages and received 31 patents on the Cyclone Engine. This is an external heat engine that generates its power by expanding super-heated steam rapidly inside its cylinders. This steam expansion pushes pistons and turns a shaft. Hot water is then expelled into a condenser to cool and return to the external heat source to repeat the process in a closed loop. This is a Rankine cycle, which is how nuclear and coal-fired power plants produce electricity.

What makes the Cyclone Engine different from power plants is size. Cyclone Engines are compact systems that can be used for distributed power generation (i.e., a small electric home generator that also co-generates hot water and space heating) and transportation applications. Unlike power plants that use turbines which are difficult to build cost-effectively and run efficiently in small sizes, we are designing our engines to be easy to manufacture, high performance piston engines.

What makes the Cyclone Engine different from piston steam engines of the past is efficiency. Based on current testing, we are able to convert approximately 35% of the energy content of fuel into usable power. This is a 400% improvement over historical steam engines and on par with today’s small diesel engines. We are able to achieve such high thermal efficiencies because we have figured out how to run our engines without using lubricating oil which carbonizes at high temperatures. Without that limitation we are able to utilize steam heated to the same temperature and pressures as used by large power plants. High temperature = high efficiency; and high pressure = high power density.

What makes the Cyclone Engine more useful than diesel engines which it rivals in efficiency is fuel diversity. As an external heat engine that uses steam to create mechanical power, how that steam is created is of little consequence. We can use traditional fossil or bio-fuels in our patented, clean-burning combustion chamber. We can integrate our engine with gasifiers that dispose biomass and bio-waste. We can capture exhaust heat from furnaces or other engines. We can even use solar thermal collectors to harness the energy of the sun.

The market opportunities for Cyclone Engines are vast. We estimate that our technology addresses a market potential of roughly $100+ billion, and touches virtually all areas of power generation and transportation, as well as the production of U.S bio-fuels, natural gas and coal.

We currently have three engines in development addressing three markets that present what we believe to be the best and most immediate opportunities:

•
Waste-to-Power: Our WHE model engine addresses the alternative and renewable energy markets to convert biomass, bio-waste, waste fuels and waste heat to usable mechanical electric power. Our business model is to manufacture and sell these engines to commercial customers and vertical partners starting in late 2013.

•
Transportation and Equipment: Our Mark 5 model engine is a powerful, multi-fuel and clean burning demonstrator for the automotive, marine and off-road equipment markets. Our business model is to secure strong development partners in this sector to provide program funding and support to allow us to complete a heavy equipment and vehicle integration by 2014.

•
Military and Defense: Our S-2 model engine is being developed under contract with the U.S. Army as a portable, multi-fuel power generator for vehicles and forward operating bases. Our business model is to partner with large military OEMs to attract defense contracts and grants for further development and eventual product integration and distribution.

The advantages of our technology have been widely recognized. We first caught the public eye as Popular Science Magazine’s Invention of the Year in 2008, and since then, we have secured engine development contracts with Raytheon, the U.S. Army, Phoenix Power Group (waste-to-energy) and Combilift (European equipment manufacturer). We have formed working relationships with other major defense and industrial groups, and teaming agreements with multiple “vertical” development partners that manufacture and distribute furnaces, gasifiers, electric generators and other synergistic technologies. We have been invited by the Department of Energy’s ARPA-e program to showcase our technology at their annual summit, and have been named by our local government as the Environmental Business of the Year. We have recruited a two-time NHRA Champion and former Chevy Racing team leader to build a land speed record (LSR) car powered by our steam engine, and have been invited by NASA to demonstrate it at Cape Canaveral.

Business Model

Our business objective is to design and develop engines that we can manufacture through contracted parties for direct sale to customers, which include Original Equipment Manufacturers (OEMs) of different clean combustion / heat technologies (such as biomass gasifiers and pyrolyzers, methane and natural gas flares, wood pellet furnaces, solar collectors and similar items), and OEM’s in the equipment / transportation sectors.  We may also license our technology to manufacturers and other producers of specialized applications.

Based on this business model, our revenue has and will come from:

•	Development and engineering fees from customers and licensees;
•	Direct sales revenue from engines we manufacture in-house or through contractors;
•	Up-front license fees and on-going royalties based on sales by our licensees.

With respect to certain waste-to-power applications, we also expect to realize revenue through the development, design and installation of power generation systems (inclusive of our engine and an electric generator), which could be sold to customers or provided to customers through a Power Purchase Agreement (PPA). Waste-to-power is the process of using waste resources -- such as waste heat from a chimney, methane from a land fill or animal / plant waste from farms – in a combustion process to power our steam engine which, in turn, drives an electric motor, water pump or other similar equipment.  We have established a specialized subsidiary company – Cyclone-WHE LLC, of which we own 82.5% of its equity – to pursue these opportunities.

Since inception, much of our efforts have been focused on development of our technology and engine prototypes. As a result, we have limited revenue – $1,133,531 in recognized revenue in 2012, and $250,000 in recognized revenue in 2011. We also had $626,586 in deferred revenue as of the end of 2012, from several license and development agreements.

We have secured several important customers and development partners for our technology, which include:

•
U.S. Army / TACOM: In February 2012, we completed an acquisition of all of the material assets of Advent Power Systems, Inc., which included a $1.4 million contract from the U.S. Army / TARDAC division to develop a prototype auxiliary power unit for the Abrams M1 Main Battle Tank, Bradley Fighting Vehicle and Stryker Armored Vehicle. As of March 31, 2013, we have completed successfully three milestones under our contract, which included the commencement of engine testing our facility. Based on these four completed milestones, we have received $1 million in fees from the Army.  We anticipate completion of this program in July/August 2013, and are currently working to secure funding through the Department of Defense to continue development of the S-2 engine to commercialization.

•
Phoenix Power Group: We have a license with Phoenix Power that provides them with the exclusive, worldwide rights for 10 years with a 5-year renewal term to utilize Cyclone Engines for power generators combusting waste automotive motor oil. Under its license Phoenix has paid us $440,000 in license and development fees, and will pay us on-going royalties from their generator system sales. Per the terms of their license, Phoenix is expected to pay us royalties averaging $150 per engine they sell (not including additional fees in the case that Cyclone manufacturers these engine for Phoenix), with minimum quotas over the first 10 years exceeding $4 million in royalties in order to maintain their exclusive rights. We issued 1,854,806 shares of common stock to Phoenix as a contract penalty for the delayed delivery of engines in 2011 and 2012.  No additional penalty is currently being paid, and we expect to deliver prototypes in 2013.

•
Combilift: We have a license agreement with Combilift, a materials handling and lift equipment manufacturer based in Ireland. Pursuant to the agreement, Combilift has the exclusive, worldwide rights to use the Cyclone Mark V engine to drive their lift equipment. For these rights, Combilift has paid $100,000 to date, and will pay another $300,000 in fees as development and delivery of two prototype engines progresses over the next year. During of the term of the agreement, Combilift is expected to purchase engines from Cyclone, based on their requirements and on pricing terms to be determined by the parties upon the completion of the initial prototype engines. This is a 15 year license, with a 15 year renewal term, and is terminable after 30 days if either party fails to cure a material breach of the agreement, or immediately by Cyclone if Combilift is dissolved, liquidated or is bankruptcy. There are no delivery penalties under this contract.

•
Team Steam USA: Through our subsidiary, Cyclone Performance LLC, we have built a streamliner vehicle meant to break the land speed record for steam powered vehicles. The vehicle is being powered by our Mark 5 engine. We see this program, which is predominantly sponsor-funded, as an important “halo” project meant to shine a light on the power and performance of Cyclone engines. Our goals are two-fold: (1) use the project to learn more about our engines in an extreme working condition, and (2) use the publicity to attract partners and strategic long-term investors in the automotive world. These are important steps in our commercialization plan for the transportation side of our Mark Series of engines development.

Development Status of Technology

The Cyclone Engines are in development, however, prototypes of several different models and sizes are near completion. The following lists each of the Cyclone Engines that we have in development:

Model	Size	Uses	Stage
WHE Waste Heat Engine	16 HP	Waste heat recovery, waste fuels, biomass-to-power	Pre-Production Beta (1)
S-2	15 HP	Auxiliary power for military vehicles, portable power	Alpha Test Engine (2)
Mark 5	100 HP	Transportation, commercial power, military	Pre-production Beta (1)

(1)	“Pre-production Beta” refers to a second generation prototype engine, which has undergone significant testing at Cyclone’s facility.
(2)	“Alpha Test Engine” refers to a working bench model engine, which demonstrates proof of concept.

Our engines have not yet undergone customer testing, and there is no guarantee that they will successfully meet customer expectations when completed.

Research and Development Activities

As a technology research and development company, much of our annual expenses are dedicated towards R&D, including labor costs, material costs, tooling and equipment and other expenses required to run our business. Our R&D expenditures for 2012 and 2011 were $1,091,501 and $983,276, respectively.

We actively pursue development agreements with customers, whereby we will develop an engine, design plans or other products for this customer at the customer’s full or partial expense. Sometimes these arrangements are part of a more expansive license agreement. We currently have multiple R&D-type agreements in place, and believe that at this time approximately 50% of our R&D operations are funded by our customers.

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

With respect to this manufacturing plan, in March 2011, we entered into a Letter of Understanding with TopLine Energy Systems, LLC, an affiliated company of global manufacturing leader TopLine Automotive Engineering, Inc., to build Cyclone engines. Under the terms of this preliminary agreement, TopLine Energy has provided assistance with engineering and planning of Cyclone’s model engines, and has manufactured several prototypes of these units.

We have also entered into a Term Sheet to form a Joint Venture with Precision CNC LLC, an ISO 9001-2008 manufacturing company that specializes in tight tolerance, multi-axis, high speed machining and turning for low to medium quantity production needs. Our proposed JV structure would allow us to co-locate and co-manage a Phase 2 development and production center in Carroll, Ohio (outside of Columbus). This could provide a foundation for the production engineering, assembly, and testing of Cyclone engines.

We cannot guarantee that our two preliminary agreements with TopLine and Precision CNC will evolve into full scale manufacturing agreements or partnerships; however, both companies currently work with Cyclone and provide critical expertise and services to the development process of the Cyclone engines.

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

Other technologies that may be indirectly competitive with our engines are lithium-ion batteries and hydrogen fuel cells. Both these technologies, especially fuel cells, are in their early stages and it is difficult to determine how they would affect our competitive position. For instance, batteries are useful for some applications where limited sustained power (torque) and operating time is needed, however, they are in essence just “fuel tanks” which allow for power that is generated elsewhere (i.e., a coal-fired power plant) to be saved and transported. Fuel cells, while showing great potential promise, are currently are very expensive for many practical applications. For instants, the Bloom Box 100kW fuel cell costs over $700,000, weighs over 20,000 lbs and is over 24 ft. in length, according to their marketing materials. The 100hp Cyclone engine we are currently developing, which would produce approximately 75kW of electric output, weighs just 125lbs, is 2 ft in diameter and height, and is expected to cost 10 times less to produce. Once again, these claims are based on our current beliefs and developmental testing, as we have not yet produced commercial products.

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

The following table summarizes the primary industries in which we plan to compete, and the competitive technologies in those industries, as well as some of the leading companies. We cannot provide any assurances that we will be able to compete successfully with these technologies or companies.

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
Centrifugal Condenser (US Patent No. 7,798,204 B2)
Valve Controlled Throttle Mechanism (US Patent No. 7,730,873 B2)
Pre-Heater Coil in a Heat Regenerative Engine (US Patent No 7,856,823 B2)
Spider Bearing (US Patent No. 7,900,454)
Waste Heat Engine (US Patent No. 7,992,386)
Engine Shrouding with Air to Air Exchanger (Ser. No. 11/879,586)

International Patents on Heat Regenerative Engine
European Union (10)	Australia	South Africa	Canada
Russia	China	Korea	Indonesia
Mexico	Japan	India	Brazil

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

Dependence on one or a few major customers

We currently have three primary contracts for development and licensing of our engine technology: Phoenix Power Group, Combilift and the U.S. Army / TACOM. Because of the diversification of applications, uses and business models, and the current stage of our development / product sales cycle, we do not believe that the loss of one licensee or development partner would have a material adverse impact on our current or future operations. Additionally, we are actively pursuing other licensees and development partners in other product categories.

Governmental regulation

Our Products. Power systems generally are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our engines, when they will ultimately be installed in power systems, will be subject to compliance with all current emissions standards imposed by the EPA, state regulatory agencies in the United States, including CARB, and other regulatory agencies around the world and established for power systems utilized in applications such as electric generators or off-highway industrial equipment. EPA and CARB regulations imposed on engines utilized in industrial off-highway equipment generally serve to restrict emissions, with a primary focus on oxides of nitrogen, particulate matter and hydrocarbons. Emission regulations for engines utilized in off-highway industrial equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment), and the type of fuel used to drive the power system. Further, applicable emission thresholds differ based upon the gross power of an engine utilized in industrial off-highway equipment. Additionally, most emissions thresholds are designed for gasoline and diesel-powered “spark-ignited” internal combustion engines, and not external combustion engines like Cyclone’s engines. Therefore, we are not entirely certain as to how the EPA and other regulatory agencies will apply these rules to our technology.

Pursuant to the regulations of the EPA and CARB, we may be required to obtain emission compliance certification from the EPA and CARB to sell certain of our engines throughout the United States and in California. We may also be required to meet foreign emission regulations standards to sell certain of our engines internationally. Currently, the emission certification process for internal combustion engines with the EPA and CARB includes, among other requirements, durability testing of the engine emission system at zero and 5,000 hours, production line testing on a quarterly basis and field compliance audit testing. It is possible that each of our power systems could require this emission-certification before it can be introduced into commerce. We have not yet performed this testing on our engines to meet any existing emission standards of the EPA and CARB. Compliance with these regulations, as we find them to be applicable to our engines, will require considerable funds which the company does not currently have. Failure to comply with these standards could result in adverse effects on our future financial results.

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

Our Operations. Our operations are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations in the future, and any failure to comply with such laws or regulations could have a material adverse effect upon our ability to do business.

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

Employees

As of December 31, 2012, we had 22 full-time employees, including management, and no part-time employees. We consider our relations with our employees to be good. None of our employees are covered under any labor union or collective bargaining agreement.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate in a leased warehouse facility owned by Schoell Marine, Inc., a company wholly-owned by our Chairman and CEO, Harry Schoell. Schoell Marine leases 6,000 sf of space to the company at approximately $12/sf, ($64,800 per year) which we believe to be at or around market rates for industrial space in the area. Our address is 601 NE 26th Ct., Pompano Beach, FL 33064. In 2012, we also extended a year-to-year lease with an unaffiliated third party for an additional 2,000 sf adjacent to our facility, for which we pay $1,400 per month in rent. We believe these facilities are in good condition, but we still may need to expand our operating space further as our research and development efforts expand.

Item 3. Legal Proceedings

None.

Item 4. Removed and Reserved

Item 5. Market for the registrant’s common equity, related stockholder matters and Issuer purchases of equity securities

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

According to the records of our transfer agent, as of March 31, 2013, there were approximately 4,500 shareholders of record of our common stock, and two shareholders of record of our Series B Preferred Stock.

Year Ended December 31, 2012

	High Bid Price	Low Bid Price
First Quarter	0.25	0.16
Second Quarter	0.20	0.13
Third Quarter	0.16	0.10
Fourth Quarter	0.13	0.04

Year ended December 31, 2011

	High Bid Price	Low Bid Price
First Quarter	0.48	0.10
Second Quarter	0.40	0.20
Third Quarter	0.39	0.27
Fourth Quarter	0.29	0.18

Dividend Policy. We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Issuance of Unregistered Securities. In the fourth quarter of 2012, the Company issued:

•
974,581 shares of common stock to employees and service providers of the Company, with an aggregate value of $120,022. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•
146,031 shares of common stock to two investors in connection with pre-paid interest and/or debt restructuring on three separate promissory notes.  The shareholders were either accredited or sophisticated investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•
750,000 common stock options at an exercise price of $0.078 per share to 5 officers, directors and employees of the Company. These options vest December 2013, and have termination dates of December 31, 2022. 150,000 of these stock options were terminated in 2013.

•
436,000 5-year warrants at a conversion price of $.15 per share, in connection with a $109,000 promissory note; plus an additional 387,555 warrants at the same terms issued as a result of a re-pricing feature in warrants issued in connection with two other promissory notes.  The securities were offered to three investors pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were accredited investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted – average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders (1)	5,000,000	$0.188	0
Equity Compensation Plan Approved by Board of Directors (2)	3,825,000	$0.141	1,175,000

(1)	The Cyclone Power Technologies 2010 Stock Option Plan
(2)	The Cyclone Power Technologies 2012 Stock Option Plan

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

•	the ability to successfully complete development and commercialization of our technology;

•	changes in existing and potential relationships with customers and collaborative partners;

•	the ability to retain certain members of management;

•	our expectations regarding general and administrative expenses;

•	our expectations regarding cash availability and balances, capital requirements, anticipated revenue and expenses, including infrastructure and patent expenditures;

•	other factors detailed from time to time in filings with the SEC.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into limited production in 2013. While the Company started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it will seek license, sales and development agreements that provide up-front or progress payment revenue to the Company, and continue to raise capital by means of equity or debt offerings.

In June 2012, the Company was awarded status as prime contractor of a $1.4 million development contract with the U.S. Army / TACOM (the “U.S. Army Contract”), which it assumed in connection with the asset acquisition of Advent Power Systems (“Advent”) completed in February 2012. The U.S. Army Contract involves the development of a highly compact, multi-fuel capable 10kW auxiliary power unit for military combat vehicles, both as an on-board power supply or a dismountable unit for forward operating bases. In July, the Company achieved its first major milestone for the project, and received $500,000 in funding from the U.S. Army, which was recognized as revenue. In October and January, the Company achieved the second and third milestones, respectively, which triggered another $500,000 in funding payments in total from the government. The Company expects to reach the next two milestones in April and July 2013, with the final milestone consisting of the delivery of a finished prototype product. The payments due to the Company are expected to be $250,000 for the next milestone, and $150,000 for the final delivery milestone. The Company is confident at this time that it can fulfill its obligations to the U.S. Army in a timely manner.

In September 2012, the Company and Phoenix Power passed a major technological hurdle in the development of a 7kW waste oil power co-generator when the parties successfully integrated Phoenix’s waste oil combustion chamber / heat exchanger (CCHX) with Cyclone’s WHE-25 system. Over the following several months the two partners have been optimizing the performance and durability of this system, with the goal of commencing pilot programs and limited run production in late 2013. Phoenix’s distribution arm is the largest manufacturer and distributor of waste oil furnaces in the U.S., with over 150,000 such units in the field supported by a well-established service network. The parties believe that it is possible to retrofit or replace at least 10% of these units over the following several years with this Cyclone-Phoenix system which could produce both power and heating for commercial facilities and provide an attractive return on investment.

In August 2012, the Company signed a Teaming Agreement with B&W Constructors & Equipment, Inc., a Pennsylvania-based company that develops and builds livestock methane digesters for small farms. Under this agreement, the parties have joined forces to pursue commercial applications for distributed micro-scale methane-to-power systems that will utilize Cyclone’s WHE-25 system, as well as larger engines in the future. The partnership is in discussions with several groups, and has submitted one grant application through the U.S. Agency for International Development (USAID) for development of waste-to-power units in the Caribbean.

In the first half of 2012, the Company signed two other important teaming agreements. The first was with Enginuity Energy LLC, an innovator and manufacturer of biomass gasifiers, to support the development and advance the commercialization of a modular 35kWe to 250kWe biomass-to-power generation system for agricultural waste. Secondly, the Company and Aura Systems formed a technology development alliance in May 2012 to combine the Cyclone engine with the AuraGen induction motor and control unit. The goal is to be able to provide a turn-key distributed power solution (engine and generator) for customers looking to produce grid-tied or stand-alone electricity from renewable and waste resources.

The Company believes that the waste-to-power sector -- as demonstrated by the Phoenix waste oil power co-generator, B&W methane-to-power system, and the Enginuity farm-to-power projects, and as supported by the Aura generator technology -- presents a major opportunity for the Cyclone technology. Specifically in the smaller-scale distributed market (under 500kW output), the Company believes it can achieve considerable market penetration over the following years, as businesses, industrial sites, municipal waste authorities and agricultural concerns gain greater understanding of the necessity and economic benefits of utilizing waste resources more effectively. Management believes that this represents potentially a multi-billion dollar business in the U.S. alone, with even greater possibilities overseas in rapidly-industrializing and developing nations.

In the second and third quarters of 2012, the Company established financing relationships with three strong investment funds that collectively provided over $750,000 in debt and equity financing to the Company.  Brio Capital LP and Gemini Master Fund Ltd. together provided $500,000 in 12-month Convertible Promissory Notes, bearing a 9% Original Issuance Discount (OID) and a floor conversion price of $.15 per share (reduced to $.0785 in the first quarter of 2013), subject to standard anti-dilution and price protection provisions. Brio and Gemini also received Warrants to purchase a number of shares of common stock of the Company equal to 40% of the Note amounts, at an initial exercise price equal to $.20 per share (subsequently reduced to $.10 per share) for five (5) years from issuance.  As of March 31, 2013, $229,632 of these notes have been repaid with $114,406 in cash and $115,226 in stock.

The Company also closed a $262,000 common stock private placement with GEM Global Yield Fund (“GGYF”) in the third quarter of 2012, pursuant to which it issued 2,179,562 shares of common stock to GGYF. In October 2012, the Company signed a second financing agreement with GGYF to provide up to an additional $2.5 million in equity funding over the following 24 months, subject to the completion and effectiveness of a registration statement that was filed in October 2012.  Under the agreement, GGYF was to purchase common stock at a 10% discount to market prices in the quantities and timing determined by the Company, subject to certain volume limitations. GGYF also received 5 million warrants, exercisable at $.27 for a 5-year period. Effective November 14, 2012, the Company withdrew this registration statement, and will not be immediately re-file, as management believed that this offering was not conducive to increasing shareholder value at the current time.

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock, options and warrants.  During the year ended December 31, 2012, the Company issued 4,299,144 shares of restricted common stock valued at $680,067 for outside services, and 239,793 shares of restricted common stock valued at $36,000 for employee services. Additionally, the Company amortized (based on vesting) $442,355 of common stock options for employee services, and $95,199 of common stock warrants for outside services.

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

Research & Development. The Company invests considerably in the development of its technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of its engine technology. For 2012, the Company’s R&D expenses were $1,091,501.

Commitments for Capital and Operational Expenditures. Should additional funding be secured, the Company could consider a significant purchase of facilities or equipment, and could increase the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff.

Non-Cash Derivative Accounting Effect on Deficit and Paid-In Capital.  In 2011, the Company converted and retired 750,000 shares of Series A Convertible Preferred stock, which was subject to derivative liability presentation. The Company was required to record the estimated value of the Series A Preferred stock as a long term liability on its balance sheet.  Dependent on the market price of the Company’s common stock at the end of each reporting period, this valuation method either created a non-cash expense or non-cash income, recorded on the Company’s statement of operations for such period. The cumulative net effect of this accounting was to increase the Company’s additional paid-in capital and accumulated deficit by approximately $30 million at the time of conversion in May 2011.  There were no effects on the Company’s cash flow or results of operations; and $30 million in investment proceeds were neither collected by the Company nor spent on operations.

Critical Accounting Policies. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depend at the time are reasonable based upon information then available. These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting treatment in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our consolidated financial statements and related notes.

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

The audited consolidated financial statements include the accounts of the Company and its 82.5% owned subsidiary Cyclone-WHE and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of financial statements have been included and such adjustments are of a normal recurring nature.

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

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues. The Company had total revenue of $1,133,531 for the year ended December 31, 2012.  Revenue included $753,486 from the successful fulfillment of two milestones under the US Army Contract, and $380,045 from delivery of two engines pursuant to a development contract with Raytheon Integrated Defense Systems, which was completed in May 2012.  In the comparable period in 2011, the Company had revenue of $250,000 arising from a license and development agreement with Renovalia Energy, based in Madrid Spain, for the S-1 solar thermal engine. The increase in annual revenue was $883,531 or 353%.

Gross Profit. Gross profit for the year ended December 31, 2012 was $483,041, as compared to a loss of ($149,801) for the same period in the previous year, a $632,842 increase.  Included in 2012 Cost of Goods Sold was $428,582 related to the US Army Contract, $171,908 cost of the delivered Raytheon engines, and $50,000 pertaining to the Phoenix penalty payment. For the comparable period in 2011, the contract penalty was $350,000. There was also $49,801 in charges under the Renovalia contract.  Effective in the first quarter of 2012, the Phoenix contract charge had been fully satisfied.

Operating Expenses. Operating Expenses for the year ended December 31, 2012 were $3,383,689 as compared to $3,678,112 for the same period in the previous year, a decrease of $294,423 or 8%. The majority of the decrease was due to lower general and administrative expenses of  $425,122 or 16% (reduced expenditures and lower stock based payments for services). This was partially offset by increased research and development costs of $108,225 (11%) to $1,091,501, as resources were applied to completing current engines under the Company’s several contracts.

Operating Loss. The operating losses for the years ended December 31, 2012 and 2011 were $2,900,648 and $3,827,913, respectively, a decreased loss of $927,265 or 24%, due to the factors outlined above.

Other Income (Expense). Net other expense for the year ended December 31, 2012 was ($100,369),  inclusive of interest expenses of ($242,795), and  net of $114,626 in derivative related income from a reduction in finalizing and retiring the derivative liability related to the Phoenix Warrant. This compares to a net other expense of ($19,876,814) for the year ended December 31, 2011, which was inclusive of derivative related losses attributable to an increase in the derivative liability conversion feature for the Series A Preferred Stock of approximately $19.8 million. These derivative gains and losses were not operating nor cash gains or losses, and as of the first quarter of 2012, both the Series A Preferred Stock and the Phoenix Warrant had been converted and retired.

Income and Earnings per Share. The net loss for the year ended December 31, 2012 was $3,001,017 compared to net loss of $23,704,727 for the same period in the previous year.  The $20,703,710 reduction in net loss was primarily due to the 2011 derivative liability conversion feature expense for the Series A Preferred Stock, as discussed above, off-set in 2012 by the US Army Contract and Raytheon gross profit, lower general and administrative expenses, net of higher R&D expenses in the current period.  The resulting net loss per weighted average share for the year 2012 was ($0.01) compared to ($0.15) in 2011.

Liquidity and Capital Resources

At December 31, 2012, the net working capital deficiency was $3,363,256 as compared to a deficiency of $2,635,120 at December 31, 2011, a deficiency increase of $728,136 or 28%.  For the year ended December 31, 2012, funds were primarily used by the net loss of ($3,001,071), $541,906 for repayment of debt, a decrease in deferred revenue and license deposits of $412,536, and an increase in fixed assets of $269,575.  Funds were provided by the net sale of shares of common stock of $738,928, proceeds of $1,178,000 from promissory notes, and an increase in related party notes, payables and accruals of $437,346. Additionally, to conserve cash the Company issued 4,538,937 shares of common stock and 3,840,000 common stock options for services of $716,067, and amortized $505,967 of prepaid expenses paid with common stock, options and warrants – (non-cash charges to the Income Statement of $1.22 million in the year).  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock) under its license with Phoenix Power.

For the year ended December 31, 2011, funds were primarily used by the net loss of ($23,704,727), an increase in inventory of $246,762, and expenditures for patents of $71,381 and fixed assets of $45,356. The net loss included non-cash charges to the income statement from derivative liabilities for the convertibility feature of the Series A Preferred Stock of $19,771,086 and the derivative liability for warrants of $35,089.  Funds were provided by the net sale of 8,511,764 shares of common stock and 44,547 shares of Series A Preferred stock for $1,680,513, an increase in deferred revenues of $150,811, and an increase in related party payables and accrued expenses and deferred salary of $314,503. Additionally, to conserve cash in 2011 the Company issued 4,441,060 shares of common stock and 3,045,000 common stock options for services. This non-cash charge to the Income Statement was $1,592,485. Also, the Company incurred a non-cash charge of $350,000 (paid with common stock and accrued expenses) as a penalty under the Phoenix contract.

Cash Flow Management Plan. During the year ended December 31, 2012, the Company raised approximately $740,000 through the sale of common stock.  The Company also issued $400,000 in promissory notes which it repaid, and then issued another $544,000 in promissory notes collateralized by receivables from the U.S. Army Contract. The Company also reduced cash expenses in 2012 by issuing 4,299,144 shares of restricted common stock valued at $680,067 for outside services, and 239,793 shares of restricted common stock valued at $36,000 for employee services.

Management’s intentions are to limit the amount of shares we need to issue for investment capital by focusing on revenue from development contracts, license agreements, and sales of products and prototypes. We expect to receive about $400,000 from the US Army Contract over the following four to six months, and another $300,000 from Combilift within the following six months.  Additionally, we have contracts in various stages of negotiation that could generate another $2 million in revenue over the following 12 to 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

We have submitted approximately $1.5 million in grant applications and proposals with the Department of Defense, USAID and other government offices, which could provide non-dilutive funding for our development.  We are also working with the State of Ohio with respect to the expansion of our manufacturing capabilities there, in connection with our proposed JV partner Precision CNC.  These discussions could lead to low interest loans and grants from Ohio for machinery purchases, facility expansion and technology development.

With respect to our Land Speed Record vehicle, we believe that this asset can also generate funding for Cyclone, especially as we start testing and running of the car in the coming months. We have had interest from corporations and private investor in sponsoring or outright purchasing the vehicle, either of which could provide substantial funding to the Company.  The possibility of breaking the land speed record for steam power vehicles this year could also attract new strategic partners to provide development support and private investors to provide capital funding.

Our Cyclone-WHE division was initially established to provide a corporate entity for operations of our waste-to-power business, as well as another funding option for investors who prefer to invest in non-public companies.  We are actively seeking partners for this company, and believe that this strategy could be successful over the coming year in raising additional capital for both Cyclone and the subsidiary entity.

We expect cash flow needs to be approximately $150,000 per month during the next few months of 2013 due to certain expense reduction steps we have recently taken including temporarily reducing the number of employees who were not directly working on or needed for revenue producing projects.  We believe that monthly expenses will increase to approximately $200,000 to $250,000 by the end of 2013, as new projects come on line.  We are preparing for the likelihood that cash expenses of approximately $2.4 million in 2013 may exceed revenue for the year.  This would require additional sale of securities or debt, which we are currently pursing.   No assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2012.  Management is optimistic, however, that revenue can be generated and funding can be secured to maintain operations and development at the current pace.

Recent Accounting Pronouncements

Our significant accounting policies are described in Note 1 to the accompanying financial statements, and above in “Critical Accounting Policies”.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements at this time.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

Financial statements required by this Item 8 are included at the end of this Report beginning on page F-1 as follows:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Audit Committee Chairman and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2012.  Based upon that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages, positions and dates appointed of our current directors and executive officers are set forth in the table below:

Name	Age	Position	Date of Appointment
Harry Schoell	70	Chairman and Chief Technology Officer	June 2004*
Frankie Fruge	68	Director and Chief Operating Officer	June 2004
Christopher Nelson	43	President and General Counsel	March 2011**
Bruce Schames	66	Chief Financial Officer	April 2010
James C. Landon	69	Interim Chief Executive Officer*** Director***	October 2012 June 2004

* Mr. Schoell originally served as Chairman and Chief Executive Officer of the Company.  In October 2012, he transitioned from CEO to Chief Technology Officer (CTO) of the Company.
** Mr. Nelson served as General Counsel from January 2009, and as Executive Vice President and General Counsel since June 2010, prior to being appointed as President and General Counsel in March 2011.
*** Mr. Landon, who was appointed to the position of Interim CEO in October 2012, resigned from that position and as a member of the Board of Directors for personal reasons effective March 6, 2013.

Harry Schoell, Chairman, Chief Technology Officer and formerly Chief Executive Officer, is a life-long entrepreneur and inventor. He is a native Floridian, born in Miami, and a third generation inventor and engineer. Mr. Schoell has worked for years to realize his dream to create an environmentally-friendly engine, and has 30 patents issued and allowed to date on the Schoell Cycle heat regenerative external combustion engine, now called the Cyclone Engine.

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

Ms. Fruge’s qualification to be a director of the Company, in addition to her general business background (as described above), include her extensive hands-on engineering experience. Ms. Fruge has no other Board of Directors affiliations.

Christopher Nelson serves as President and General Counsel of the Company, positions he has held since March 2011. Prior to that, he was Executive Vice President and General Counsel of the Company, and since July 2007, outside corporate counsel for Cyclone. Over the past four years, he has assisted and overseen all aspects of the Company’s business and legal affairs, including: public securities filings and financing, licensing and development agreements, investor and public relations, and general corporate matters.

Mr. Nelson has practiced law in Florida for over 18 years, and since 2001, has represented many start-up, early stage and established businesses seeking financing, acquisitions and general growth management counseling. Between 1997 and 2000, Mr. Nelson was an associate with Greenberg Traurig PA, and between 1995 and 1997 an associate with Akerman Senterfitt PA, both in Miami, Florida. At both firms he served in their corporate and securities practice, representing NYSE and NASDAQ companies such as AutoNation, Republic Industries and Wackenhut. Mr. Nelson received a BA from Princeton University, and JD from University of Miami School of Law.

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

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Schoell has served as Chief Executive Officer and Chairman of the Company since inception in 2004 until 2012 when he was appointed as Chief Technology Officer, with James Landon assuming the Chief Executive Officer position on an interim basis.

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

The Company has an Audit Committee; however, the sole member of that committee, Mr. Landon, resigned for personal reasons in March 2013.  We expect to add members to this committee in the near future. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board will choose new committee members who qualify as “audit committee financial experts” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in the Company’s Charter of Corporate Governance, a copy of which is currently available from the Company and is posted on our web site.

The Company does not have a Compensation Committee, Nominating Committee or other committees at this time. We expect to create such committees in the future.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that none of the Directors currently meets the independence requirements.

Board of Advisors

From time to time, we add members to our Board of Advisors. These individuals are comprised of distinguished scientists, engineers and businessmen whose experience, knowledge and counsel help in the development of the company and our technology. These Board of Advisor members may be compensated for their time in restricted shares of common stock. Advisors do not have voting or observatory powers over the Board of Directors or management. The Company’s CTO interacts with these advisors from time to time on matters related to the Company’s technological development. There are no formalized Board of Advisor meetings, and members have no other special powers or functions. Each individual on the Board works part-time with the Company as requested. Currently, the Board of Advisors is comprised of:

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

Other Key, Non-Executive Personnel

Karl Petersen, Cyclone’s Vice President of Engineering, has over 45 years of experience in product development, engineering, manufacturing, and quality systems. He currently works directly with Cyclone’s engineering team to assist in the commercialization of its external combustion engine technology. Previously, Mr. Petersen ran Petersen Product Development in Boise, ID, which provided mechanical, chemical and manufacturing process development for clients that include Caterpillar and John Deere. Prior to that Mr. Petersen spent over 25 years in various engineering and management positions at Preco (purchased by Vansco Electronics in 2005), which provided critical product development for Caterpillar and AGCO. He also served several Lockheed divisions as a Senior Mechanical Engineer. Having worked on steam systems since the 1960’s, Mr. Petersen has built numerous engines throughout his career and has vast knowledge of their mechanical and thermodynamic operations.

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

Compensation to Advisors

We have compensated our Board of Advisors members’ with shares of restricted common stock and stock options for their past services rendered on behalf of Cyclone, and reserve the right to issue additional shares, stock options or cash in the future. Both Allen Brown and Karl Petersen receive salaries for their services which are performed at the Company's facility.

Family Relationships

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2012, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Current Officers Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (S)	All Other Compensation ($)	Option Awards ($)(5)	Total ($)
Harry Schoell	2012	$150,000	(1)	0	0	0	$57,099	$207,099
Chairman & CTO	2011	$150,000	(1)	0	0	0	$60,385	$210,384

Frankie Fruge	2012	$120,000	(2)	0	0	0	$57,099	$177,099
Director & COO	2011	$120,000	(2)	0	0	0	$60,385	$180,383

Bruce Schames	2012	$72,000	(3)	0	0	0	$57,099	$129,099
CFO	2011	$72,000	(3)	0	0	0	$127,202	$199,199
Christopher Nelson	2012	$130,000	(4)	0	0	0	$57,099	$187,099
President & General Counsel	2011	$130,000	(4)	0	0	0	$60,385	$190,831

James Landon	2012	$6,428		0			$6,516	$12,944
Interim CEO (5)	2011	$0		0			$0	$0

(1)
All of Mr. Schoell’s salary in 2012 and 2011 has been deferred until determined by the Board of Directors that the Company can afford to pay such salary. Mr. Schoell converted $20,000 of deferred salary to common stock in 2010, and $30,000 to common stock in 2013 at current market prices.

(2)
All of Ms. Fruge’s salary in 2012 and 2011 has been deferred until determined by the Board of Directors that the Company can afford to pay such salary. Ms. Fruge converted $6,000 of deferred salary to common stock in 2010, and $24,000 salary to common stock in 2013 at current market prices.

(3)	As of December 31, 2012, Mr. Schames had $60,569 of deferred salary, which will be paid when determined by the Board of Directors that the Company can afford to pay such salary.
(4)	As of December 31, 2012, Mr. Nelson had $122,697 of deferred salary, which will be paid when determined by the Board of Directors that the Company can afford to pay such salary.
(5)	Mr. Landon resigned from his position as CEO on March 6, 2013, for personal reasons.

Employment Agreements

Harry Schoell.  Mr. Schoell has an employment agreement with the Company providing for a base salary of $150,000 per year plus standard benefits. This compensation is currently being deferred until we have sufficient revenue to support its payment, and to date, he has not received any cash compensation under his agreement. Mr. Schoell converted $20,000 of deferred salary to common stock in 2010, and $24,000 to common stock in 2013 at current market prices. Mr. Schoell also converted 1.5 million shares of Cyclone common stock to a 2.5% equity interest in Cyclone Performance LLC in 2012. As of December 31, 2012, Mr. Schoell had $818,844 in unpaid, deferred salary due to him.

Mr. Schoell’s employment agreement commenced June 30, 2007, and was amended on January 1, 2011. Mr. Schoell received 500,000 common stock options in 2007 pursuant to the original agreement, and is to receive 600,000 options per year pursuant to the amendment. If Mr. Schoell is terminated for “cause,” he shall receive any unpaid base salary due to him as of the date of termination. If he is terminated without “cause” or upon a change in control, he shall receive (i) any unpaid base salary accrued through the effective date of termination, (ii) his base salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to him were he not terminated, during the 12 months following his, termination. Upon termination without cause, all of his stock options shall vest immediately.

Frankie Fruge. Ms. Fruge has an Employment Agreement with the Company providing for a base salary of $120,000 per year plus standard benefits. This compensation is currently being deferred, and to date, she has not received any cash compensation under her agreement. Ms. Fruge converted $6,000 of deferred salary to common stock in 2010, and $24,000 salary to common stock in 2013.  She also converted 1.5 million shares of stock of the Company into 2.5% equity interest in Cyclone Performance LLC in 2012.  As of December 31, 2012, Ms. Fruge had $637,740 in unpaid, deferred salary due to her.

Ms. Fruge’s employment agreement commenced June 30, 2007, and was amended on January 1, 2011. Ms. Fruge received 500,000 common stock options in 2007 pursuant to the original agreement, and is to receive 600,000 options per year pursuant to the amendment. If Ms. Fruge is terminated for “cause,” she shall receive any unpaid base salary due to her as of the date of termination. If she is terminated without “cause” or upon a change in control, she shall receive (i) any unpaid base salary accrued through the effective date of termination, (ii) her base salary at the rate prevailing at such termination through 12 months from the date of termination or the end of her term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to her were she not terminated, during the 12 months following her termination. Upon termination without cause, all of her stock options shall vest immediately.

Christopher Nelson.  Mr. Nelson has an Employment Agreement with the Company providing for a base salary of $130,000 per year plus standard benefits, and 600,000 common stock options per year. He has deferred salary of $122,697 as of December 31, 2012, and in January 2013, he converted $6,000 of this to common stock at current market prices.

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

Bruce Schames.  Mr. Schames has an agreement with the Company providing for cash compensation of $60,000 per year, of which $23,500 per year is deferred until the Company is in a position to pay such funds. Additionally, he is to receive annually $12,000 in restricted common stock and 600,000 common stock options. His year-to-year contract began June 1, 2010. Either Mr. Schames or the Company may terminate his employment on 60 days’ notice. If the Company terminates other than for “cause”, he shall receive his base compensation due through the date of termination plus a good faith repayment plan for any deferred and unpaid compensation. If Mr. Schames leaves or is terminated for “cause, he shall not be paid any deferred compensation and any unvested options shall terminate immediately. “Cause” is defined as gross negligence or willful misconduct that injures or may reasonably injure the Company. As of December 31, 2012, Mr. Schames had $60,569 in unpaid, deferred salary due to him.

James Landon.  Mr. Landon did not have a formal employment agreement with the Company at the time of his resignation.

Outstanding Equity Awards at December 31, 2012

The following table sets forth information concerning all stock option grants held by our named executive officers as of December 31, 2012. All outstanding equity awards are options to purchase shares of common stock.

All Option Awards

					Exercise or	Grant Date Fair
					Base Price of	Value of Stock
	Option	Number	Number	Number	Option	in Option	Option	Number	Number
Name and	Grant	Granted	Exercisable	Unexercisable	Awards	Awards	Expiration	Exercisable	Unexercisable
Position	Date	(1) (2)	Date Vested	Date Expires	($/Share)	($) (3)	Date	Date Vested	Date Expires

Harry Schoell	6/30/2007	250,000	250,000	0	0.25	0.25	6/30/2017	6/30/2008	6/30/2017
Chairman & Chief	6/30/2007	125,000	125,000	0	0.35	0.25	6/30/2017	6/30/2008	6/30/2017
Technology Officer	6/30/2007	125,000	125,000	0	0.45	0.25	6/30/2017	6/30/2008	6/30/2017
	12/30/2010	100,000	100,000	0	0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	50,000	50,000	0	0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0	0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	0	150,000	0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/30/2012	150,000	0	150,000	0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	0	150,000	0.08	0.08	12/31/2022	12/31/2013	12/31/2022

Frankie Fruge	6/30/2007	250,000	250,000	0	0.25	0.25	6/30/2017	6/30/2008	6/30/2017
Director & COO	6/30/2007	125,000	125,000	0	0.35	0.25	6/30/2017	6/30/2008	6/30/2017
	6/30/2007	125,000	125,000	0	0.45	0.25	6/30/2017	6/30/2008	6/30/2017
	12/30/2010	100,000	100,000	0	0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	50,000	50,000	0	0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0	0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	0	150,000	0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/30/2012	150,000	0	150,000	0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	0	150,000	0.08	0.08	12/31/2022	12/31/2013	12/31/2022

Christopher Nelson	4/4/2010	250,000	250,000	0	0.15	0.15	4/5/2012	4/5/2011	4/5/2012
President & GC	12/30/2010	100,000	100,000	0	0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	50,000	50,000	0	0.30	0.30	6/30/2016	6/30/2012	6/30/2016

	12/22/2011	150,000	150,000	0		0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0		0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0		0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	0	150,000		0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/30/2012	150,000	0	150,000		0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	0	150,000		0.08	0.08	12/31/2022	12/31/2013	12/31/2022

Bruce Schames	4/4/2010	100,000	100,000	0		0.15	0.15	4/5/2012	4/5/2011	4/5/2012
CFO	6/29/2010	150,000	150,000	0		0.10	0.10	6/30/2020	6/30/2011	6/30/2020
	9/29/2010	150,000	150,000	0		0.09	0.09	9/30/2020	9/30/2011	9/30/2020
	12/30/2010	150,000	150,000	0		0.12	0.12	12/31/2020	12/31/2011	12/31/2020
	12/30/2010	75,000	75,000	0		0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	3/31/2011	150,000	150,000	0		0.33	0.33	3/31/2021	3/31/2012	3/31/2021
	4/15/2011	20,000	20,000	0		0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	20,000	20,000	0		0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	6/30/2011	150,000	150,000	0		0.29	0.29	6/30/2021	6/30/2012	6/30/2021
	12/22/2011	150,000	150,000	0		0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0		0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0		0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	0	150,000		0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/30/2012	150,000	0	150,000		0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	0	150,000		0.08	0.08	12/31/2022	12/31/2013	12/31/2022

James Landon	4/4/2010	50,000	50,000	0		0.15	0.15	4/5/2012	4/5/2011	4/5/2012
Director & Interim CEO (4)	12/30/2010	100,000	100,000	0		0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	25,000	25,000	0		0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	25,000	25,000	0		0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	6/30/2011	200,000	200,000	0		0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000	0		0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0		0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	0	150,000	(4)	0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	0	150,000	(4)	0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/30/2012	150,000	0	150,000	(4)	0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	0	150,000	(4)	0.08	0.08	12/31/2022	12/31/2013	12/31/2022

(1)	Any performance conditions with respect to the listed options have been satisfied, and therefore, each such option has been earned.

(2)	Each of the listed options vest one year from the date of grant.
(3)	We determined the grant date fair value of stock option awards using the methodology set forth in Footnote 10 to our Consolidated Financial Statements for the years ended December 31, 2012 and 2011.
(4)	Mr. Landon resigned from his positions as Director and Interim CEO on March 6, 2013 for personal reasons. At such time 600,000 unvested stock options were terminated.

Option Exercise and Stock Vesting

During 2012, none of the named executive officers exercised any options, and 2,540,000 executive officer and director options vested.

Compensation of the Board of Directors

James Landon was appointed as interim CEO in October 2012. The following table sets forth his prior compensation as the non-employee director prior to that time during the year ended December 31, 2012.

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock Awards	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Landon	9,500	50,583	-	-	-	60,083

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series B Preferred Stock by each of our named Executive Officers and Board of Directors, and each shareholder who is known by us to own beneficially five percent (5%) or more of the outstanding stock of such class as of March 31, 2013. On March 31, 2013, there were 242,465,502 shares of common and 1,000 shares of Series B Preferred stock issued and outstanding.

Name and Address	Common Shares Beneficially Owned	%	Series B Pref. Shares Beneficially Owned	%
Harry Schoell, Chairman & Chief Technology Officer 601 NE 26th Ct. Pompano Beach, FL 33064	44,945,552 (1)	18.51%	797	80%
Frankie Fruge, COO & Director 601 NE 26th Ct. Pompano Beach, FL 33064	10,937,159 (2)	4.51%	203	20%
Christopher Nelson, President, General Counsel 601 NE 26th Ct. Pompano Beach, FL 33064	5,870,400 (4)	2.42%	-	-
Bruce Schames, CFO 601 NE 26th Ct. Pompano Beach, FL 33064	1,661,818 (5)	0.68%	-	-
All Executive Officers as a Group (4 persons)	63,464,929	26.17%	-	-
TOTALS:	63,464,929	26.17%	1,000*	100%

*	The 1,000 shares of Series B Preferred stock provide their holders a majority vote on all matters brought before the common stock shareholders.
(1)	Mr. Schoell’s total includes 1,150,000 vested common stock options, but excludes 450,000 unvested options awarded in 2012.

(2)	Ms. Fruge’s total includes 1,150,000 vested common stock options, but excludes 450,000 unvested options awarded in 2012.
(3)
Mr. Nelson’s total includes 900,000 vested common stock options, and 634,000 shares of common stock owned by a company controlled by Mr. Nelson’s wife. The total excludes 450,000 unvested options awarded in 2012.

(4)	Mr. Schames’ total includes 1,415,000 vested common stock options, but excludes 450,000 unvested options awarded in 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors takes into account all relevant available facts and circumstances.

We have an Operations Agreement dated July 2, 2007, with Schoell Marine, a company owned by Harry Schoell, to provide some turnkey operations, including office facility rental and equipment leasing, based upon cost and going market rates. This arrangement began being phased-out in 2008, however, at December 31, 2012, we owed to Schoell Marine $650,511, which is recorded as debt. The debt is callable at the discretion of Mr. Schoell and is secured by a perfected security interest on our patent and patent applications for the heat-regenerative external combustion engine. We currently rent office space from Schoell Marine under this agreement at approximately $12.00/sf, which we believe to be at market rates.

As of December 31, 2012, the Company also had recorded $1,456,584 of accrued and deferred officer’s salaries to Mr. Schoell and Ms. Fruge. This deferred salary can be paid to the officers if and when funds are available. These funds are accounted for as non-interest bearing notes due on demand. At the end of 2012, an additional $191,227 was deferred for other officers.

Mr. Nelson owns a 5% equity stake in Cyclone-WHE LLC, our majority owned subsidiary, which was obtained by him in 2010 in exchange for services rendered with a fair market value of $30,000. In the last quarter of 2012, Mr Schoell and Ms. Fruge each acquired a 2.5% equity interest in Cyclone Performance LLC.

Item 14. Principal Accountant Fees and Services

The following table shows what Mallah Furman & Company P.A., our independent auditing firm, billed for audit and other services for the years ended December 31, 2012 and 2011.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$76,990	$52,542
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	1,620	--

Total	$78,610	$52,542

Audit Fees—This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Other Fees- This category reflects analysis of the accounting for the Advent business and contract acquisition.

Overview —The Company’s Audit Committee reviews and, in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “Other Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
3.1 *	Articles of Incorporation, dated June 14, 2007
3.2 *	Certificate of Domestication, dated June 14, 2007
3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011
3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007
3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009
3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010
3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010
3.8 *	By-Laws of Cyclone Power Technologies, Inc.
10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge
10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell
10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC
10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan
10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson
10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames
10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.
10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC
10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.
10.10*	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.
10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.
10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.
10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC
10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.
10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.
10.16*†	Cyclone Power Technologies, Inc. 2012 Stock Option Plan

10.161*†	Asset Purchase Agreement, dated December 20, 2011, between Cyclone Power Technologies, Inc. and Advent Power Systems, Inc.

10.17*	Private Placement Purchase Agreement, by and between Cyclone Power Technologies, Inc. and GEM Global Yield Fund Limited, dated July 6, 2012

10.18*	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.19*	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.20*	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.21*	$500,000 Promissory by and between Cyclone Power Technologies, Inc and JMJ Financial, dated April 3, 2013

21 *	Subsidiaries of the Company
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

The certification attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cyclone Power Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

* Previously filed.

† These two exhibits were previous filed using the same Exhibit 10.16 number in error.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyclone Power Technologies, Inc.
By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer
Dated: April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer
(principal executive officer)
Dated: April 15, 2013

By:	/S/ FRANKIE FRUGE
Frankie Fruge
Chief Operating Officer and Director
Dated: April 15, 2013

By:	/S/ CHRISTOPHER NELSON
Christopher Nelson
President and General Counsel
Dated: April 15, 2013

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)
Dated: April 15, 2013

Cyclone Power Technologies, Inc.
Consolidated Financial Statements and Footnotes
December 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyclone Power Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cyclone Power Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Cyclone Power Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Power Technologies, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mallah Furman
Fort Lauderdale, Florida
April 12, 2013

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

	2012	2011

ASSETS

CURRENT ASSETS
Cash	$14,888	$66,486
Inventory, net	641,306	475,600
Other current assets	59,790	4,846
Total current assets	715,984	546,932

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	475,669	184,784
Less: Accumulated depreciation	(99,492)	(76,541)
Net property and equipment	376,177	108,243

OTHER ASSETS
Patents, trademarks and copyrights	564,258	557,847
Less: Accumulated amortization	(157,572)	(117,846)
Net patents, trademarks and copyrights	406,686	440,001
Other assets	1,360	2,422
Total other assets	408,046	442,423

Total Assets	$1,500,207	$1,097,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$360,630	$263,131
Factored receivables	-	43,169
Accounts payable and accrued expenses-related parties	1,694,050	1,305,772
Notes and other loans payable	666,094	30,000
Notes and other loans payable-related parties	727,339	678,271
Capitalized lease obligations-current portion	4,541	898
Deferred revenue and license deposits	626,586	860,811
Total current liabilities	4,079,240	3,182,052

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	18,395	2,155
Derivative Liabilities-Warrants	-	494,626
Total non-current liabilities	18,395	496,781

Total Liabilities	4,097,635	3,678,833

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 238,889,929 and 223,635,129 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively.	23,889	22,364
Additional paid-in capital	46,020,972	43,001,168
Prepaid expenses with common stock	(72,505)	-
Stock subscription receivable	(6,000)	(12,000)
Accumulated deficit	(48,723,344)	(45,722,829)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,756,988)	(2,711,297)
Non controlling interest in consolidated subsidiaries	159,560	130,062

Total Stockholders' Deficit	(2,597,428)	(2,581,235)

Total Liabilities and Stockholders' Deficit	$1,500,207	$1,097,598

See the accompanying notes to consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

REVENUES	$1,133,531	$250,000

COST OF GOODS SOLD	650,490	399,801

Gross profit (loss)	483,041	(149,801)

OPERATING EXPENSES
Advertising and promotion	88,475	66,001
General and administrative	2,203,713	2,628,835
Research and development	1,091,501	983,276

Total operating expenses	3,383,689	3,678,112

Operating loss	(2,900,648)	(3,827,913)

OTHER INCOME (EXPENSE)
Other income (expense)	27,800	(26,964)
Derivative income (expense) - Warrants	114,626	(35,089)
Derivative (expense) - Series A Preferred Stock	-	(19,771,086)
Interest (expense)	(242,795)	(43,675)

Total other (expense)	(100,369)	(19,876,814)

Loss before income taxes	(3,001,017)	(23,704,727)
Income taxes	-	-

Net loss	$(3,001,017)	$(23,704,727)

Net loss per common share, basic	$(0.01)	$(0.15)

Weighted average number of common shares outstanding	230,103,517	156,324,933

See the accompanying notes to consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock A		Preferred Stock B		Common Stock		Additional Paid In	Treasury	Prepaid Expenses From Equity	Prepaid Expenses with Common	Stock Subscription	Accumulated	Total Stockholders' Deficit Cyclone Power	Non Controlling Interest In Consol.	Total Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Contribution	Stock	Receivable	Deficit	Tech. Inc.	Subsidiaries	Deficit
Balance, December 31, 2010	705,453	$71	1,000	$-	114,020,135	$11,402	$9,004,547	$-	$(27,500)	$-	$(18,000)	$(22,022,915)	$(13,052,395)	$134,875	$(12,917,520)

Issuance of restricted shares and warrants for outside services	-	-	-	-	3,754,036	376	1,029,043	-	-	-	-	-	1,029,419	-	1,029,419

Issuance of restricted shares and options for employee services	-	-	-	-	687,024	69	562,997	-	-	-	-	-	563,066	-	563,066

Sale of common stock	-	-	-	-	8,511,764	851	1,096,439	-	-	-	-	-	1,097,290	-	1,097,290

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	390,488	-	-	-	-	-	390,488	-	390,488

Sale of preferred stock	44,547	4	-	-	-	-	192,731	-	-	-	-	-	192,735	-	192,735

Issuance of restricted shares for contract penalty re-delayed shippment	-	-	-	-	1,309,306	131	299,869	-	-	-	-	-	300,000	-	300,000

Purchase of treasury stock	-	-	-	-	-	-	-	40,000	-	-	-	-	40,000	-	40,000

Sale of treasury stock	-	-	-	-	-	-	-	(40,000)	-	-	-	-	(40,000)	-	(40,000)

Amortization of prepaid services for subsidiary equity	-	-	-	-	-	-	-	-	27,500	-	-	-	27,500	-	27,500

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	-	4,813	4,813	(4,813)	-

Conversion of preferred stock to common stock	(750,000)	(75)	-	-	95,100,000	9,510	(9,435)	-	-	-	-	-	-	-	-

Application of derivative liability from conversion of preferred stock	-	-	-	-	-	-	30,394,710	-	-	-	-	-	30,394,710	-	30,394,710

Conversion of debt and liability to common stock	-	-	-	-	213,975	21	39,783	-	-	-	-	-	39,804	-	39,804

Issuance of common stock per settlement agreement arising from reverse merger	-	-	-	-	25,000	3	(3)	-	-	-	-	-	-	-	-

Collection of preferred stock subscription receivable	-	-	-	-	-	-	-	-	-	-	6,000	-	6,000	-	6,000

Conversion of stock options-cashless exercise	-	-	-	-	13,889	1	(1)	-	-	-	-	-	-	-	-

Net loss year ended December 31, 2011	-	-	-	-	-	-	-	-	-	-	-	(23,704,727)	(23,704,727)	-	(23,704,727)

Balance, December 31, 2011	-	-	1,000	-	223,635,129	22,364	43,001,168	-	-	-	(12,000)	(45,722,829)	(2,711,297)	130,062	(2,581,235)

Issuance of restricted shares and warrants for outside services	-	-	-	-	4,299,144	430	796,388	-	-	(54,929)	-	-	741,889	-	741,889

Issuance of restricted shares and options for employee services	-	-	-	-	239,793	24	478,332	-	-	-	-	-	478,356	-	478,356

Sale of common stock, net of direct offering costs	-	-	-	-	5,454,562	545	565,014	-	-	-	-	-	565,559	-	565,559

Warrants issued pursuant to common stock sale	-	-	-	-	-	-	173,369	-	-	-	-	-	173,369	-	173,369

Issuance of restricted shares for contract penalty	-	-	-	-	545,498	55	99,945	-	-	-	-	-	100,000	-	100,000

Commission fee for debt paid with common stock	-	-	-	-	258,609	26	40,441	-	-	-	-	-	40,467	-	40,467

Prepayment of debt interest in common stock and warrants	-	-	-	-	627,194	63	100,297	-	-	(17,576)	-	-	82,784	-	82,784

Conversion of common stock warrants-cashless exercise	-	-	-	-	2,000,000	200	(200)	-	-	-	-	-	-	-	-

Application of derivative liability for exercise of common stock warrant	-	-	-	-	-	-	380,000	-	-	-	-	-	380,000	-	380,000

Conversion of common stock options-cashless exercise	-	-	-	-	15,000	1	(1)	-	-	-	-	-	-	-	-

Purchase of net business assets of Advent Power	-	-	-	-	1,500,000	150	329,850	-	-	-	-	-	330,000	-	330,000

Common stock issued pursuant to consulting agreement	-	-	-	-	125,000	12	27,488	-	-	-	-	-	27,500	-	27,500

Common stock issued pursuant to debt refinancing	-	-	-	-	160,000	16	25,584	-	-	-	-	-	25,600	-	25,600

Purchase of website with common stock	-	-	-	-	30,000	3	3,297	-	-	-	-	-	3,300	-	3,300

Collection of preferred stock subscription receivable	-	-	-	-	-	-	-	-	-	-	6,000	-	6,000	-	6,000

Sale of equity in subsidiary for cash	-	-	-	-	-	-	-	-	-	-	-	-	-	30,000	30,000

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	-	-	-	502	502	(502)	-

Net loss year ended December 31, 2012	-	-	-	-	-	-	-	-	-	-	-	(3,001,017)	(3,001,017)	-	(3,001,017)

Balance, December 31, 2012	-	$-	1,000	$-	238,889,929	$23,889	$46,020,972	$-	$-	$(72,505)	$(6,000)	$(48,723,344)	$(2,756,988)	$159,560	$(2,597,428)

See the accompanying notes to consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,001,017)	$(23,704,727)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	62,677	57,628
Inventory valuation reserve	75,000	25,000
Issuance of restricted common stock, options and warrants for services	1,220,245	1,592,485
Issuance of restricted common stock issued for debt refinancing	25,600	-
Issuance of restricted common stock for contract penalty	50,000	300,000
(Income) expense from derivative liability-Warrants	(114,626)	35,089
Expense from derivative liability-Series A Preferred Stock	-	19,771,086
Amortization of prepaid expenses purchased with equity	-	27,500
Amortization of prepaid expenses via common stock	123,251	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	178,311	4,200
Decrease (increase) in inventory	195,972	(271,762)
Increase in other assets	(53,882)	(5,284)
Increase in accounts payable and accrued expenses	68,321	140,668
Decrease in factored receivables	(43,169)	-
Increase in accounts payable and accrued expenses-related parties	388,278	314,503
(Increase) decrease in deferred revenue and license deposits	(412,536)	150,811
Net cash used by operating activities	(1,237,575)	(1,562,803)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(3,111)	(71,381)
Expenditures for property and equipment	(269,575)	(45,356)
Net cash used by investing activities	(272,686)	(116,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Series A Preferred treasury stock	-	40,000
Payment of capitalized leases	(1,427)	(5,963)
Proceeds from debt	1,178,000	40,225
Repayment of debt	(541,906)	-
Proceeds from collection of preferred stock subscription receivables	6,000	6,000
Proceeds from sale of common stock and warrants, net of direct offering costs	738,928	1,487,778
Proceeds from sale of preferred stock	-	192,735
Proceeds from sale of equity in subsidiary	30,000	-
Increase (decrease) in related party notes and loans payable	49,068	(21,306)
Net cash provided by financing activities	1,458,663	1,739,469

Net (decrease) increase in cash	(51,598)	59,929
Cash, beginning of year	66,486	6,557

Cash, end of year	$14,888	$66,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$41,256	$2,735
NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of 8,000 shares of Series A Preferred treasury stock via note payable	$-	$40,000
Issuance of 885,803 shares of Common stock for prepaid interest and debt commission	$140,827	$-
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$380,000	$-
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$330,000	$-
Issuance of 125,000 shares of Common stock for consulting agreement	$27,500	$-
Conversion of debt and liabilities by issuing 213,975 shares of common stock	$-	$39,804
Equipment purchased under capital lease	$21,952	$-
Issuance of 30,000 shares of common stock to purchase website	$3,300	$-

See the accompanying notes to consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
Notes to the Consolidated Financial Statements
December 31, 2012 and 2011

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of December 31, 2012, the Company had an 82.5% controlling interest in the WHE Subsidiary. In March 2012, the company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of December 31, 2012, the company had a 95% controlling interest in Cyclone Performance.

The Company is primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The audited consolidated financial statements include the accounts of the Company, its 82.5% owned WHE Subsidiary and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the consolidated financial statements.

The Company prepares its audited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows have been included. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets and other long-lived assets, income taxes and contingencies. Actual results could differ from these estimates.

C. SUBSEQUENT EVENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events”. ASC 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Management evaluated events occurring between the Balance Sheet date of December 31, 2012, and when the financial statements were available to be issued. Subsequent events that require disclosure are provided in Note 21.

D. CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

E. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due pursuant to engine delivery and research and development prototype charges. At December 31, 2012, there were no uncollected progress billings and no allowance for doubtful accounts was deemed necessary. At December 31, 2011, uncollected progress billings of $297,451 were off-set against deferred revenue for financial statement presentation purposes.

F. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2012 and 2011, total anti-dilutive shares amounted to approximately 21.8 and 10.4 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2012, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2012.

H. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) is appropriate for one of the Company’s contracts as the contract enumerates specific approved work effort milestones required for remuneration. The Company achieved the first milestone on this contract in July 2012 and recognized revenue and related costs of goods sold of approximately $502,000 and $333,000, respectively. In the fourth quarter 2012, the Company achieved the second milestone and recognized revenue and related costs of goods sold of approximately $251,000 and $95,000, respectively, which are included in the accompanying consolidated statements of operations. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

J. INVENTORY

Inventory is recorded at the lower of cost or market. Costs include material, labor and allocated overhead to manufacture a completed engine. These costs are periodically evaluated to determine if they have a net realizable value. If the net realizable value is lower than the carrying amount, a reserve is provided.

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

The summary of fair values and changing values of financial instruments as of January 1, 2012 (beginning of period) and December 31, 2012 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities-warrants	$494,626	$(494,626)	$-	3	Black Scholes

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

L. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the years ended December 31, 2012 and 2011 were $1,091,501 and $983,276, respectively.

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

P. PROPERTY AND EQUIPMENT
Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

	Years
Display equipment for trade shows		3
Leasehold improvements and furniture and fixtures	10	-	15
Shop equipment		7
Computers		3

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

S. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued an Accounting Standard Update (“ASU”) 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)” in February 2013 and 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” in January 2013.  Management believes that these standards   will not materially impact our financial statement disclosures.

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

As of December 31, 2012, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through December 31, 2012.  The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, the Company incurred substantial operating losses of approximately $2.9 million, for the year ended December 31, 2012 and $3.8 million for the year ended December 31, 2011. The cumulative deficit since inception is approximately $48.7 million, which is comprised of $17.9 million attributable to operating losses and other expenses, and includes $30.8 million in non-cash derivative liability accounting. The Company has a working capital deficit at December 31, 2012 of approximately $3.4 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:
	December 31, 2012	December 31, 2011
Engine material and parts	$542,116	$352,946
Labor	173,209	128,395
Applied overhead	25,981	19,259
Total	741,306	500,600
Less: Inventory valuation reserve	(100,000)	(25,000)
Inventory, net	$641,306	$475,600

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	December 31, 2012	December 31, 2011
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	74,083
Equipment and computers	371,449	101,053
Total	475,669	184,784
Less: Accumulated Depreciation	(99,492)	(76,541)
Net Property and Equipment	$376,177	$108,243

Depreciation expense for the years ended December 31, 2012 and 2011 was $22,951 and $20,897, respectively.

NOTE 5 – PATENTS AND TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2012 and 2011 was $406,686 and $440,001, respectively. For the years ended December 31, 2012 and 2011, the Company capitalized $5,315 and $ 71,381, respectively, of expenditures related to these assets.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the years ended December 31, 2012 and 2011 were $39,726 and $36,731, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:
	December 31, 2012	December 31, 2011
8% uncollateralized note payable, maturing February 2013	$10,000	$-

12% uncollateralized notes payable, maturing January and April 2013	110,000	-

9% convertible notes payable, net of original issue discounts of $97,628, maturing at various dates through September 2013, and collateralized by receivables from the US Army Contract (A)	385,594	-

6-12% uncollateralized demand notes payable	160,500	30,000

Total current non related party notes (accrued interest is included in accrued liabilities)	$666,094	$30,000

(A)
Notes issued net of original issue discount of 9% ($45,000 unamortized at December 31, 2012) along with stock purchase warrants whose value has been carried as a discount against the notes ($52,628 unamortized at December 31, 2012).

A summary of related party notes and other loans payable is as follows:
	December 31, 2012	December 31, 2011
6% demand loan from controlling shareholder, uncollateralized (A)	$11,285	$11,285

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder, collateralized by lien on Cyclone’s engine patents (B)	424,785	427,332

6% non-collateralized loan from officer and shareholder, payable on demand. The original principle balance was $137,101.	66,364	66,364

12% non-collateralized loans from officer and shareholder, payable on demand	11,000	-

Accrued Interest	213,905	173,290

Total current related party notes, inclusive of accrued interest	$727,339	$678,271

(A)	This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000

(B)
This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. For the year ended December 31, 2012, $4,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES
The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the years ended December 31, 2012 and 2011 were $ 62,964 and $62,964, respectively. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION
Included in Accounts Payable and Accrued Expenses - Related Parties as of December 31, 2012 and 2011 are $1,647,811 and $1,304,645, respectively, of accrued and deferred officers’ salaries compensation which will be paid as funds are available. These are non-interest bearing and due on demand.

NOTE 8 – PREFERRED STOCK

On May 12, 2011, the holders of a majority of the shares of Series A Convertible Preferred (the “Series A Preferred”) stock, of which there were 750,000 shares outstanding at the time, executed a resolution to convert all of the Series A Preferred shares into approximately 95.1 million shares of common stock, and to retire all Series A Preferred shares, effective as of May 15, 2011. The Company did not receive any additional consideration from the conversion. During 2011, the Company recorded non-cash derivative expenses of $19,771,086 and eliminated the related derivative liability with respect to the conversion and the retirement of Series A Preferred.

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

During the year ended December 31, 2012, the Company issued 4,299,144 shares of restricted common stock valued at $665,685 for outside services, and 239,793 shares of restricted common stock valued at $36,000 for employee services. Additionally, the Company amortized (based on vesting) $442,355 of common stock options for employee services, and $76,194 of common stock warrants, previously issued for outside services. Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the third quarter of 2012, the Company closed a private placement with GEM Global Yield Fund Ltd. (“GGYF”) for the purchase of 2,135,812 shares of common stock for $243,929 (after related expenses). In connection with the offering, the Company issued 180,000 shares of restricted stock and 68,682 common stock warrants valued at $2,236 as commissions.

During the year ended December 31, 2012, the Company sold 3,138,750 shares of restricted common stock for $495,000 inclusive of 2,440,000 common stock warrants valued at $173,369 (valued by the Black Scholes model).

During the year ended December 31, 2012, the Company issued 545,498 shares of restricted common stock valued at $100,000 as satisfaction of a contract penalty agreement; 627,194 shares of common stock valued at $100,360 as partial prepayment of interest on debt; 258,609 shares of common stock valued at $40,467 in satisfaction for commission on funds raised through the private placement; 30,000 shares of restricted common stock valued at $3,300 pursuant to the purchase of an internet website; and 160,000 shares of common stock pursuant to a loss on debt conversion of $25,600.

In March 2012, the Company issued 2,000,000 shares of common stock (valued at $380,000) pursuant to the cashless conversion of a common stock warrant. Pursuant to this transaction, the warrant which was potentially convertible into 4.7 million shares (based on 2% of the total issued and outstanding stock of the Company) was retired and $114,626 of related derivative income was recognized. Common stock options were also converted into 15,000 shares of common stock via a cashless exchange in February 2012, the Company issued 1,500,000 shares of common stock, valued at $330,000, pursuant to the acquisition of the net business assets of Advent Power Systems Inc., plus an additional 125,000 shares valued at $27,500 to a consultant.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by employees for the year ended December 31, 2012, the Company issued 3,840,000 common stock options, valued at $287,157 (valued pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $.08 to $.18 and a maturity life of 5-10 years. These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3-5 years of issue. For the year ended December 31, 2012, the income statement charge for the amortization of stock options was $442,355 and the unamortized balance was $143,573. The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options. In quarter ended June 30, 2012, the Company also extended the exercise terms of 450,000 vested options issued in 2010 from 2 years to 10 years, offset by an increase in the exercise price from $.15 to $.20.

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

A summary of the common stock options for the period from December 31, 2010 through December 31, 2012 follows:
	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2010	3,040,000	$.188	5.0

Options issued	3,115,000	.299	7.9
Options exercised	(20,000)	(.100)	-
Options cancelled	(100,000)	(.246)	-
Balance, December 31, 2011	6,035,000	$.208	6.0

Options issued	3,840,000	. 147	8.5
Options exercised	(30,000)	(.120)	-
Options cancelled	(105,000)	(.212)	-
Balance, December 31, 2012	9,740,000	$.185	7.4

The vested and exercisable options at period end follows:
	Exercisable/Vested Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Yrs)
Common Stock Options
Balance, December 31, 2011	3,020,000	$0.189	5.0
Balance, December 31, 2012	5,915,000	0.172	6.7
Additional vesting by Mar. 31, 2013	1,170,000	0.180

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2012			Year Ended December 31, 2011
Risk free interest rate	.30%	-	.72%	.39%	-	1.20%
Expected volatility	66%	-	75%	132%	-	231%
Expected term in years	3	-	5	5	-	10
Expected dividend yield		0%			0%
Average value per options and warrants	$.03	-	$.11	$.13	-	$.31

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

B. COMMON STOCK WARRANTS

Outstanding-

In the first and second quarters of 2012, the Company issued 2,440,000 warrants at a $.20 exercise price (valued at $173,369) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. Also, in recognition of these warrants issued in 2012 for common stock sales, the Company re-priced 2,843,750 warrants issued in 2011 (pursuant to the sale of common stock) to a $.20 exercise price from a $.27-$.32 price. The Black Scholes valuation of the re-priced warrants is $232,383 as compared to the initial valuation of $589,238.

In the third quarter of 2012, the Company issued 1,162,667 warrants at a $.20 exercise price with a 5 year term (valued at $97,454) in connection with $436,000 of debt financing. The Company issued an additional 68,692 warrants at an exercise price of $.27 with a 3 year term (valued at $2,236) pursuant to commission on common stock sale. The company also issued 500,000 common stock warrants (valued at $32,145) at an exercise price of $.17 with a 5 year term, pursuant to a consulting agreement with Advent Power Systems   In the fourth quarter of 2012, the Company issued an additional 436,000 warrants at a $.15 exercise price with a 5 year term (valued at $17,270) in connection with $109,000 of debt financing. The Company also re-priced and issued an additional 387,555 warrants in connections with the above $436,000 debt financing, with a net reduced Black Scholes valuation of $18,173.

In the first quarter of 2013, the 1,986,222 warrants issued in connection with the $544,000 in aggregate debt financing in the third quarter were re-priced to $.12, and an additional 993,111 warrants were issued pursuant to this re-pricing feature.  The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.12 a share (in a “non-exempted” issuance, and based on the most current exercise price), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

In 2012, 1,520,500 warrants at an average exercise price of $.224 expired.

In August 2011, the Company issued 926,251 warrants at a $.27 exercise price (valued at $214,028) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. These warrants were included in the re-pricing to $.20 noted above. The Company can force conversion of these warrants if its common stock trades at a price greater than $.54 per share for 10 consecutive trading days, and the average trading volume is greater than 200,000 shares per day. The warrant holders may exercise the warrants without paying the cash price, and instead having the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares, and equal to the total conversion price of the remaining converted warrants. This “cashless” option is only available after year from the date of warrant issuance, and only if the Company has not registered for resale under the Securities Act of 1933, the underlying shares of common stock. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $.20 a share (in a “non-exempted” issuance), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

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

A summary of outstanding vested warrant activity for the year ended December 31, 2012 and for the year ended December 31, 2011 follows:
	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2010	770,500	$.150	1.67
Warrants issued	3,611,251	.290	2.23
Warrants exercised	-	-	-
Warrants cancelled	-	-	-

Balance, December 31, 2011	4,381,751	.265	1.99
Warrants issued	4,994,914	.178	3.38
Warrants exercised	-	-	-
Warrants cancelled/expired	(1,520,500)	(.224)	-
Balance, December 31, 2012	7,856,165	$.218	2.85
All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2012 and 2011 are as follows:

	Year ended December 31, 2012	Amount	Year ended December 31, 2011	Amount
Tax benefit at U.S. statutory rate	34%	$965,818	34%	$1,232,008
State taxes, net of federal benefit	4	113,626	4	144,942
Change in valuation allowance	(38)	(1,079,444)	(38)	(1,376,950)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for years ended December 31, 2012 and 2011 consisted of the following:

Deferred Tax Assets	December 31, 2012	December 31, 2011
Net Operating Loss Carry-forward	$6,604,436	$5,420,492
Deferred Tax Liabilities – Accrued Officers’ Salaries	(335,635)	(231,135)
Net Deferred Tax Assets	6,268,801	5,189,357
Valuation Allowance	(6,268,801)	(5,189,357)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2012, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $13.5 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. Total lease payments made in the year ended December 31, 2012 were $1,427. The balance of capitalized lease obligations payable at December 31, 2012 was $22,936. Future lease payments are:

2013	$4,541
2014	4,898
2015	4,383
2016	4,966
2017	4,148
$22,936

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at a rate of $8.25/ s.f. The lease expense for the year ending December 31, 2012 was $14,095. Effective July 2012, the Company renewed this lease for one year, at an annual rate of $16,800 or $8.40/s.f, terminating in September 2013. The lease has a remaining 1-year extension.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, Chairman and CTO (previously, CEO), at $150,000 per year; Frankie Fruge, COO, at $120,000 per year; and Christopher Nelson, President and General Counsel, at $130,000 per year (collectively, the “Executives”). These agreements provide for a term of three (3) years from their Effective Date (July 2007 in the case of Schoell and Fruge, and August 2011 in the case of Nelson), with automatically renewing successive one year periods starting on the end of the second anniversary of the Effective Date. If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any Performance Bonus that would otherwise be payable to the Executive were he/she not terminated, during the 12 months following his or her termination.

NOTE 14 – CONSOLIDATED SUBSIDIARIES

In the first quarter of 2012, the Company established a 100% owned consolidated subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by corporate officers of the Company.  Losses of the subsidiary are currently fully borne by the Company, and no allocations were made to the non-controlling interest in the consolidated 2012 balance sheet, as there is no guarantee of future profits or positive cash flow of the subsidiary.  As of December 31, 2012, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $502 are to be recovered by the parent from future subsidiary profits when they materialize.

In 2010 the Company established a subsidiary (Cyclone-WHE LLC) to license and market waste heat recovery systems for all engine models. Equity participation of 5% was sold to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the Subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the subsidiary. These services were amortized over a 12 month period. This investor also received and exercised a 2.5% equity purchase warrant in the subsidiary for $50,000.

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

The total losses of the Cyclone-WHE subsidiary for the years ended December 31, 2012 and 2011 were $0 and $27,500, respectively. Losses of the subsidiary are currently fully borne by the Company, and no allocations have been made to the non-controlling interest in the accompanying balance sheets. There is no guarantee of future profits or positive cash flow of the subsidiary will be realized.

NOTE 15 – PENALTY PAYMENT

In 2009, the Company signed a contract for the delivery of two Cyclone prototype engines that had a performance penalty of $25,000 per month for late delivery (not to exceed $400,000), paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer. For the years ended December 31, 2012 and 2011, the Company charged $50,000 and $350,000, respectively, of this penalty to cost of goods sold for subsequent delayed engine delivery. As of April 2012, the maximum $400,000 contracted penalty has been provided and no additional penalties in stock or cash are to be recognized on the contract

NOTE 16 - DERIVATIVE LIABILITIES

The Company had issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815, “Derivatives and Hedging”.

Series A Convertible Preferred Stock
The Company’s Series A Convertible Preferred Stock entitled the holders of the preferred stock to convert the preferred stock into a fixed percentage of the total outstanding common stock on a fully diluted basis, calculated on the date of conversion. The resulting derivative liability has been presented at its fair value on the accompanying balance sheets with changes in fair value reported in the statement of operations. In May 2011, the holders of all of the outstanding shares of Series A Preferred Stock converted the shares into 95.1 million shares of the Company’s common stock. As a result of the conversion, the estimated fair value of the embedded conversion option at the time of conversion of $30,394,710 was reclassified into equity. In 2011, the Company recognized $19,771,086 of expense on retiring the derivative liability. There is no derivative liability related to this issuance as of December 31, 2012 or December 31, 2011. The fair value of the conversion option had been estimated using a binomial lattice model using the following assumptions:

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

NOTE 17 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of December 31, 2012, the Company has no billed accounts receivable. In 2012 the Company had collected $753,486, which relates to work in progress billings due from the U.S. Army/TACOM contract (see Note 19), which has been recorded as revenue under the milestone method of revenue recognition for the contract.

As of December 31, 2012, total backlog for prototype engines to be delivered in the following twelve months was $2.2 million, of which approximately $.5 million has been paid under the Company’s Phoenix Power and Combilift agreements, and $.75 million had been paid under the Company’s U.S. Army contract at the end of the year (another $.25 million was paid in 2013). The Company expects the balance from these projects to be paid over the following six to nine months of the respective contracts’ development periods, and engines are delivered to the customers.

NOTE 18 – RECEIVABLES FACTORING

In the last quarter of 2011, the Company had entered into a factoring (purchase and sale agreement) to factor 85% the face value of receivables presented at interest rates on the outstanding balances of 1.85% for the first 30 days, and 1.10 % each 15 days thereafter. The factor repayment liability at December 31, 2012 and 2011 was $0 and $43,169, respectively. Interest expense for the years ended December 31, 2012 and 2011 was $1,588 and $1,415, respectively. The agreement was personally guaranteed by one of the Company’s officers.

NOTE 19 – ACQUISITION OF ADVENT’S SELECT ASSETS, BUSINESS AND CONTRACTS

On February 16, 2012, the Company acquired select net assets, business and contracts of Advent Power Systems, Inc. (“Advent”) for 1.5 million shares of common stock, valued at approximately $330,000. An additional $27,500 was paid to a consultant in the form of common stock. The value of the U.S. Army contract (to develop an auxiliary power unit for multiple lines of combat vehicles) transferred to the Company was $1.4 million. Up to 1.1 million shares of the 1.5 million shares paid as consideration in the acquisition are subject to forfeiture if there are any negative changes in value to the acquired assets over the 12 months following the closing of the acquisition. As of the first quarter of 2013, no shares were subject to forfeiture.  The common stock is further restricted for resale by a contractual two-year leak-out provision.  Of the $330,000 purchase price paid in common stock, virtually all was allocated to the U.S. Army contract asset and retirement of Advent’s exclusive license for sale of Cyclone engines to military customers.

As of July 2012, the Company had also assumed the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future. As of July 5, 2012, the U.S. Army contract was modified from a “cost plus” with a price cap payment arrangement to a “fixed fee” structure with milestone payments. In September the Company was paid $502,045 after successfully reaching its first milestone under the contract, and in November, the Company received another $251,441 upon reaching its second contractual milestone.

The Company recorded the assets and liabilities acquired from Advent as follows:
Inventory and contract rights:	$587,489
Deferred revenue:	(178,311)
Account payable and accrued expenses:	(79,178)
Total:	$330,000

NOTE 20 – OTHER INCOME

For the year ended December 31, 2012 other income reflects a $53,400 settlement of property insurance claims.

NOTE 21 – SUBSEQUENT EVENTS

In March 2013, in satisfaction of $125,720 of debt repayment due and accrued OID interest on two promissory notes, the Company issued approximately 1.6 million shares of common stock. The Company also increased the number of related warrants from 1,986,222 to 2,979,333 (inclusive of warrants on three notes totaling $544,000 principal amount), and reduced the exercise price of those warrants to $.10 from $.15.

James Landon resigned his positions as CEO and Director of the Company, effective March 6, 2013, for personal reasons.

In April 2013, the Company closed the first tranche of a $500,000 convertible debt financing, consisting of $100,000 paid to the Company by JMJ Financial (the “Lender”). The next tranche of $100,000 may be paid at the Lender’s choosing within the next 150 days, and thereafter, the Company and Lender must agree to the timing and amount of additional tranches.  The Promissory Note (the “Note”), which matures November 2013, bears 12% interest with a 10% Original Issuance Discount (OID). The principal amount of the Note can be converted to common stock of the Company at any time at a 30% discount to the average of the three lowest closing prices during the previous 20 trading days, subject to a hard conversion floor of $0.08 per share. The Company may prepay the Note within the first six months. The Note bears standard price protection provisions should the Company issue shares at a lower price, as well as piggy-back registration rights. There are no warrants or other rights attached to the Note.  The Note was not registered under the Securities Act of 1933 (the Act) and was issued pursuant to an exemption from registration under Section 4(2) of the Act.