Form 10-Q
period 2013-03-31
CYCLONE POWER TECHNOLOGIES INC
filed 2013-05-15
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 1, 2013, there were 245,790,477 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q

Cyclone Power Technologies, Inc.
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$42,519	$14,888
Inventory	521,675	641,306
Other current assets	46,059	59,790
Total current assets	610,253	715,984

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	480,294	475,669
Less: Accumulated depreciation	(106,265)	(99,492)
Net property and equipment	374,029	376,177

OTHER ASSETS
Patents, trademarks and copyrights	564,258	564,258
Less: Accumulated amortization	(167,542)	(157,572)
Net patents, trademarks and copyrights	396,716	406,686
Other assets	1,360	1,360
Total other assets	398,076	408,046

Total Assets	$1,382,358	$1,500,207

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$413,799	$360,630
Accounts payable and accrued expenses-related parties	1,739,008	1,694,050
Notes and other loans payable	610,868	666,094
Notes and other loans payable-related parties	734,213	727,339
Capitalized lease obligations-current portion	3,466	4,541
Deferred revenue and license deposits	626,586	626,586
Total current liabilities	4,127,940	4,079,240

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	18,395	18,395
Total non-current liabilities	18,395	18,395

Total Liabilities	4,146,335	4,097,635

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 243,978,002 and 238,889,929 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively.	24,398	23,889
Additional paid-in capital	46,511,298	46,020,972
Prepaid expenses with common stock	(61,003)	(72,505)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit	(49,391,778)	(48,723,344)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(2,923,085)	(2,756,988)
Non controlling interest in consolidated subsidiaries	159,108	159,560

Total Stockholders' Deficit	(2,763,977)	(2,597,428)

Total Liabilities and Stockholders' Deficit	$1,382,358	$1,500,207

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Operations
 (unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES	$251,441	$-

COST OF GOODS SOLD	165,476	50,000

Gross profit (loss)	85,965	(50,000)

OPERATING EXPENSES
Advertising and promotion	7,196	20,781
General and administrative	420,729	546,918
Research and development	250,550	255,824

Total operating expenses	678,475	823,523

Operating loss	(592,510)	(873,523)

OTHER (EXPENSE) INCOME
Derivative income -Warrants	-	114,626
Interest expense	(76,376)	(17,695)

Total other (expense) income	(76,376)	96,931

Loss before income taxes	(668,886)	(776,592)
Income taxes	-	-

Net loss	$(668,886)	$(776,592)

Net loss per common share, basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	239,988,736	224,876,373

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Changes in Stockholders’ Deficit
For the Three Months Ended March 31, 2013 (unaudited)
and Year Ended December 31, 2012

	Preferred Stock B		Common Stock		Additional Paid In	Prepaid Expenses with Common	Stock Subscription	Accumulated	Total Stockholders' Deficit Cyclone Power	Non Controlling Interest In Consol.	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Stock	Receivable	Deficit	Tech. Inc.	Subsidiaries	Deficit
Balance, December 31, 2011	1,000	$-	223,635,129	$22,364	$43,001,168	$-	$(12,000)	$(45,722,829)	$(2,711,297)	$130,062	$(2,581,235)

Issuance of restricted shares and warrants for outside services	-	-	4,299,144	430	796,388	(54,929)	-	-	741,889	-	741,889

Issuance of restricted shares and options for employee services	-	-	239,793	24	478,332	-	-	-	478,356	-	478,356

Sale of common stock	-	-	5,454,562	545	565,014	-	-	-	565,559	-	565,559

Warrants issued pursuant to common stock sale	-	-	-	-	173,369	-	-	-	173,369	-	173,369

Issuance of restricted shares for contract penalty	-	-	545,498	55	99,945	-	-	-	100,000	-	100,000

Commission fee for debt paid with common stock	-	-	258,609	26	40,441	-	-	-	40,467	-	40,467

Prepayment of debt interest in common stock and warrants	-	-	627,194	63	100,297	(17,576)	-	-	82,784	-	82,784

Conversion of common stock warrants-cashless exercise	-	-	2,000,000	200	(200)	-	-	-	-	-	-

Application of derivative liability for exercise of common stock warrant					380,000	-	-	-	380,000	-	380,000

Conversion of common stock options-cashless exercise	-	-	15,000	1	(1)	-	-	-	-	-	-

Purchase of net business assets of Advent Power	-	-	1,500,000	150	329,850	-	-	-	330,000	-	330,000

Common stock issued pursuant to consulting agreement	-	-	125,000	12	27,488	-	-	-	27,500	-	27,500

Common stock issued pursuant to debt refinancing	-	-	160,000	16	25,584	-	-	-	25,600	-	25,600

Purchase of website with common stock	-	-	30,000	3	3,297	-	-	-	3,300	-	3,300

Collection of preferred stock subscription receivable	-	-	-	-	-	-	6,000	-	6,000	-	6,000

Sale of equity in subsidiary for cash	-	-	-	-	-	-	-	-	-	30,000	30,000

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	502	502	(502)	-

Net loss year ended December 31, 2012	-	-	-	-	-	-	-	(3,001,017)	(3,001,017)	-	(3,001,017)

Balance, December 31, 2012	1,000	-	238,889,929	23,889	46,020,972	(72,505)	(6,000)	(48,723,344)	(2,756,988)	159,560	(2,597,428)

Issuance of restricted shares and warrants for outside services	-	-	1,662,500	166	136,834	6,018	-	-	143,018	-	143,018

Issuance of options for employee services	-	-	-	-	38,767	-	-	-	38,767	-	38,767

Sale of common stock	-	-	1,000,000	100	99,900	-	-	-	100,000	-	100,000

Conversion of related party payable into common stock	-	-	675,000	68	53,932	-	-	-	54,000	-	54,000

Repayment of liability with common stock	-	-	150,000	15	12,860	-	-	-	12,875	-	12,875

Payment of debt interest in common stock	-	-	133,608	13	10,481	5,484	-	-	15,978	-	15,978

Repayment of debt in common stock	-	-	1,466,965	147	115,079	-	-	-	115,226	-	115,226

Warrants issued pursuant to repayment of debt in common stock	-	-	-	-	22,473	-	-	-	22,473	-	22,473

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	452	452	(452)	-

Net loss three months ended March 31, 2013	-	-	-	-	-	-	-	(668,886)	(668,886)	-	(668,886)

Balance, March 31, 2013 (unaudited)	1,000	$-	243,978,002	$24,398	$46,511,298	$(61,003)	$(6,000)	$(49,391,778)	$(2,923,085)	$159,108	$(2,763,977)

The accompanying notes are an integral part of these consolidated financial statements

Cyclone Power Technologies, Inc.
Consolidated Statements of Cash Flows
 (unaudited)

	Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(668,886)	$(776,592)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,743	15,263
Issuance of restricted common stock, options and warrants for services	181,785	261,599
Issuance of restricted common stock for contract penalty	-	50,000
Income from derivative liability-Warrants	-	(114,626)
Amortization of prepaid expenses with common stock	-	5,185
Warrants issued pursuant to repayment of debt in common stock	22,473	-
Changes in operating assets and liabilities:
Decrease (increase) in inventory	119,631	(104,751)
Decrease (increase) in other current assets	13,731	(6,322)
Increase in deferred revenue and license deposits	-	62,618
Increase in accounts payable and accrued expenses	82,022	36,368
Decrease in factored receivables	-	(43,169)
Increase in accounts payable and accrued expenses-related parties	98,958	96,474
Net cash used by operating activities	(133,543)	(517,953)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	-	(4,546)
Expenditures for property and equipment	(4,625)	-
Net cash used by investing activities	(4,625)	(4,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(1,075)	(253)
Proceeds from debt	70,000	285,000
Repayment of debt	(10,000)	-
Proceeds from sale of common stock, net of direct offering costs	100,000	146,000
Increase in related party notes and loans payable-net	6,874	44,585
Net cash provided by financing activities	165,799	475,332

Net increase (decrease) in cash	27,631	(47,167)
Cash, beginning of period	14,888	66,486

Cash, end of period	$42,519	$19,319

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$1,857	$2,120
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 675,000 shares of Common stock for repayment of related party payables	$54,000	$-
Issuance of 150,000 shares of Common stock for accrued expenses	$12,875	$-
Issuance of 133,608 shares of Common stock for payment of debt interest	$15,978	$-
Issuance of 1,466,965 shares of Common stock for debt repayment	$115,226	$-
Issuance of 261,875 shares of Common stock for prepaid interest and debt commission	$-	$51,993
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$-	$380,000
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$-	$330,000
Issuance of 125,000 shares of Common stock for liability acquired from Advent Power Systems Inc.	$-	$27,500

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

On July 2, 2007, the LLLP merged into Cyclone Power Technologies, Inc., a publicly-traded Florida corporation that had recently re-domiciled from California and changed its name from Coastal Technologies, Inc. (the “Pink Sheet Company”). Prior to the merger, the Pink Sheet Company was engaged in the business of medical software development. At such time, the Pink Sheet Company had outstanding 22,249,841 shares of common stock. Pursuant to the merger agreement, the Company issued 500,000 shares of Series A Convertible Preferred Stock ($.0001 par value), 1,000 shares of Series B Preferred Stock ($.0001 par value) and 33,000,000 shares of common stock ($.0001 par value) for all of the equity interests of the LLLP. Pursuant to the merger and the share exchange, the LLLP was dissolved. The stock issued represented 60 percent of the common stock and all of the Series A Preferred and Series B Preferred stock of the company at the time of merger. This reverse merger was accounted for as a recapitalization of Cyclone, with all assets and liabilities recorded at historical cost. Concurrent with the merger, the Company sold its medical software development business for $100,000 in cash. Prior to the merger, the Pink Sheet Company had operations, assets and liabilities, and was not considered a “Shell Company” under SEC guidelines.

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of March 31, 2013, the Company had an 82.5% controlling interest in the WHE Subsidiary. In March 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of March 31, 2013, the company had a 95% controlling interest in Cyclone Performance.

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

C. SUBSEQUENT EVENTS

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 855, “Subsequent Events”. ASC 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Management evaluated events occurring between the Balance Sheet date of March 31, 2013, and when the financial statements were available to be issued. Subsequent events that require disclosure are provided in Note 19.

D. CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

E. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due pursuant to engine delivery and research and development prototype charges. At March 31, 2013 and December 31, 2012, there were no uncollected progress billings and no allowance for doubtful accounts was deemed necessary.

F. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2013 and 2012, total anti-dilutive shares amounted to approximately 18.6 and 10.4 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2012.

H. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) is appropriate for one of the Company’s contracts as the contract enumerates specific approved work effort milestones required for remuneration. The Company achieved the first milestone on this contract in July 2012 and for all of 2012 recognized revenue and related costs of goods sold of approximately $753,000 and $428,000, respectively.  In the first quarter of 2013, the Company achieved another milestone and recognized additional revenue and related cost of goods sold of approximately $251,000 and $165,000, respectively, which are included in the accompanying consolidated statements of operations. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

L. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three months ended March 31, 2013 and 2012 were $250,550 and $255,824, respectively.

M. STOCK BASED COMPENSATION

The Company applies the fair value method of ASC 718, “Share Based Payment”, in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date in which the obligation for payment of services is incurred.

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

R. RECLASSIFICATIONS

Certain balances that have been presented previously have been reclassified to conform to the financial statement presentation adopted for this period.

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

T. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The Company plans to minimize its accounts receivable credit risk by transacting contractual arrangements with customers that have been subjected to credit evaluations and structuring the contracts in a manner that lessens inherent credit risks.

As of March 31, 2013, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through March 31, 2013.  The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating losses of approximately $0.7 million for the three months ended March 31, 2013, and $3.0 million for the year ended December 31, 2012. The cumulative deficit since inception is approximately $49.4 million, which is comprised of $18.6 million attributable to operating losses and other expenses, and includes $30.8 million in non-cash derivative liability accounting. The Company has a working capital deficit at March 31, 2013 of approximately $3.5 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:
	March 31, 2013	December 31, 2012
Engine material and parts	$457,120	$542,116
Labor	143,092	173,209
Applied overhead	21,463	25,981
Total	621,675	741,306
Less: Inventory valuation reserve	(100,000)	(100,000)
Inventory, net	$521,675	$641,306

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	March 31, 2013	December 31, 2012
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	94,572
Equipment and computers	376,074	371,449
Total	480,294	475,669
Less: Accumulated Depreciation	(106,265)	(99,492)
Net Property and Equipment	$374,029	$376,177

Depreciation expense for the three months ended March 31, 2013 and 2012 was $6,773 and $5,348, respectively.

NOTE 5 – PATENTS AND TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of March 31, 2013 and December 31, 2012 was $396,716 and $406,686, respectively. For the three months ended March 31, 2013 and for the year ended December 31, 2012, the Company capitalized $0 and $4,546, respectively, of expenditures related to these assets.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization for the years ended the three months ended March 31, 2013 and 2012 was $9,970 and $9,915, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:
	March 31, 2013	December 31, 2012
8% uncollateralized note payable, maturing February 2013	$-	$10,000

12% uncollateralized notes payable, maturing at various dates through August 2013	110,000	110,000

9% convertible notes payable, net of original issue discounts of $92,315 and $97,628 at March 31, 2013 and December 31, 2012, respectively, maturing at various dates through September 2013, and collateralized by receivables from the US Army Contract (A)	270,368	385,594

8-12% uncollateralized demand notes payable	230,500	160,500

Total current non related party notes (accrued interest is included in accrued expenses)	$610,868	$666,094

(A)
Notes issued net of original issue discount of 9% ($21,541 and $45,000 unamortized at March 31, 2013 and December 31, 2012, respectively) along with stock purchase warrants whose value has been carried as a discount against the notes ($70,774 and $52,628 unamortized at March 31, 2013 and December 31, 2012, respectively).

A summary of related party notes and other loans payable is as follows:
	March 31, 2013	December 31, 2012
6% demand loan from controlling shareholder, uncollateralized (A)	$7,285	$11,285
6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder, collateralized by lien on Cyclone’s engine patents (B)	424,785	424,785
6% non-collateralized loan from officer and shareholder, payable on demand. The original principle balance was $137,101.	66,364	66,364
12% non-collateralized loans from officer and shareholder, payable on demand	11,000	11,000
Accrued Interest	224,779	213,905
Total current related party notes, inclusive of accrued interest	$734,213	$727,339

(A)
This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000. For the three months ended March 31, 2013 and for the year ended December 31, 2012, $4,000 and $0 of principal was paid on the note balance.

(B)
This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. For the three months ended March 31, 2013 and for the year ended December 31, 2012, $0 and $4,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES
The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, rent, utilities and sales tax due on rent. Occupancy costs for the three months ended March 31, 2013 and 2012 were $15,741 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION
Included in Accounts Payable and Accrued Expenses - Related Parties as of March 31, 2013 and December 31, 2012 are $1,700,426 and $1,647,811, respectively, of accrued and deferred officers’ salaries compensation which will be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

The Company relies on capital raised through private placements of common stock, and loans from related and third parties to assist in the funding of operations.

During the three months ended March 31, 2013, the Company issued 1,662,500 shares of restricted common stock valued at $137,000 for outside services. Additionally, the Company amortized (based on vesting) $38,767 of common stock options for employee services, and $22,473 of common stock warrants. Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the three months ended March 31, 2013, the Company sold 1,000,000 shares of restricted common stock for $100,000, and issued 675,000 shares of restricted common stock valued at $54,000 in satisfaction of contracted and accrued officers’ salaries.

During the three months ended March 31, 2013, the Company issued 133,608 shares of common stock valued at $10,494 as partial payment of interest on debt, 1,466,965 shares of common stock valued at $115,226 in repayment of debt, and 150,000 shares of common stock valued at $12,875 in payment of a liability.

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

During the year ended December 31, 2012, the Company closed a private placement with GEM Global Yield Fund Ltd. (“GGYF”) for the purchase of 2,135,812 shares of common stock for $243,929 (after related expenses). In connection with the offering, the Company issued 180,000 shares of restricted stock and 68,682 common stock warrants valued at $2,236 as commissions.

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

During the year ended December 31, 2012, the Company issued 2,000,000 shares of common stock (valued at $380,000) pursuant to the cashless conversion of a common stock warrant. Pursuant to this transaction, the warrant which was potentially convertible into 4.7 million shares (based on 2% of the total issued and outstanding stock of the Company) was retired and $114,626 of related derivative income was recognized. Common stock options were also converted during this year end period into 15,000 shares of common stock via a cashless exchange. The Company also issued 1,500,000 shares of common stock, valued at $330,000, pursuant to the acquisition of the net business assets of Advent Power Systems Inc., plus an additional 125,000 shares valued at $27,500 to a related consultant.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by officers and employees for the three months ended March 31, 2013, the company issued 600,000 common stock options, valued at $37,000  (valued pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $0.08  and with a maturity life of 10 years. For the three months ended March 31, 2013, the income statement charge for the amortization of stock options was $38,767 and the unamortized balance was $96,127.

In recognition of and compensation for services rendered by employees for the year ended December 31, 2012, the Company issued 3,840,000 common stock options, valued at $287,157 (valued pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $0.08 to $0.18 and a maturity life of 5-10 years. These options have a 1-year vesting requirement and the Company estimates that these options will be exercised within 3-5 years of issue. For the year ended December 31, 2012, the income statement charge for the amortization of stock options was $442,355 and the unamortized balance was $143,573. The options may also be exercised by the optionee by having the Company withhold shares that would otherwise be delivered pursuant to the option, based upon the market value of those shares, and equal to the total exercise price of the remaining exercised options. In 2012, the Company also extended the exercise terms of 450,000 vested options issued in 2010 from 2 years to 10 years, offset by an increase in the exercise price from $0.15 to $0.20.

In April 2012, the Company adopted its 2012 Stock Option Plan (the “2012 Plan”) by a unanimous vote of the Board of Directors. The Company’s 2012 Plan provides officers, directors and employees of the Company with the right to receive incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and options not constituting ISOs. Options to acquire a total of 5 million shares of common stock were authorized, which is administered by a committee consisting of the entire Board of Directors, which has authority to issue any number of options to grantees under an Option Agreement, with a termination date no greater than 10 years from the grant date. The committee also has the authority to allow a form of payment other than cash, such as stock payment by optionee or the withholding of shares otherwise deliverable pursuant to an option.

A summary of the common stock options for the period from December 31, 2011 through March 31, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2011	6,035,000	$.208	6.0

Options issued	3,840,000	. 147	8.5
Options exercised	(30,000)	(.120)	-
Options cancelled	(105,000)	(.212)	-

Balance, December 31, 2012	9,740,000	.185	7.4

Options issued	600,000	.080	10.0
Options exercised	-	-	-
Options cancelled	(600,000)	(.135)	-

Balance, March 31, 2013	9,740,000	$.181	7.2

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2012	5,915,000	$.172	6.7

Balance March 31, 2013	6,935,000	.173	6.6

Additional vesting by June 30, 2013	1,005,000	.150	7.2

The fair value of stock options and purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended March 31, 2013			Year Ended December 31, 2012
Risk free interest rate	.72%	-	.77%	.30%	-	.72%
Expected volatility	106%	-	107	66%	-	75%
Expected term in years	4	-	5%	3	-	5
Expected dividend yield		0%			0%
Average value per options and warrants	$.03	-	$.06	$.03	-	$.11

Expected volatility is based on historical volatility of the Company’s common stock price. Short Term U.S. Treasury rates were utilized at the risk free interest rate. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718 “Accounting for Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all issuances.

B. COMMON STOCK WARRANTS

In quarter ended March 31, 2013, the Company repaid debt and interest of $131,204 in common stock. 1,986,222 common stock warrants issued in connection with $544,000 aggregate debt financing in the third quarter of 2012 were re-priced to $0.10 (from $.20), and an additional 993,111 common stock warrants priced at $0.10 were issued pursuant to this repayment event.  The warrant holders may exercise the warrants without paying the cash price, and instead have the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares and equal to the total conversion price of the remaining converted warrants. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $0.10 a share (in a “non-exempted” issuance, and based on the most current exercise price), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

In the year ended December 31, 2012, the Company issued 2,440,000 warrants at a $0.20 exercise price (valued at $173,369) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. Also, in recognition of these warrants issued in 2012 for common stock sales, the Company re-priced 2,843,750 warrants issued in 2011 (pursuant to the sale of common stock) to a $0.20 exercise price from a $.27-$.32 price. The Black Scholes valuation of the re-priced warrants is $232,383 as compared to the initial valuation of $589,238.

In the year ended December 31, 2012, the Company issued 1,162,667 warrants at a $.20 exercise price with a 5 year term (valued at $97,454) in connection with $436,000 of debt financing. The Company issued an additional 68,692 warrants at an exercise price of $.27 with a 3 year term (valued at $2,236) pursuant to commission on common stock sale. The Company also issued 500,000 common stock warrants (valued at $32,145) at an exercise price of $0.17 with a 5 year term, pursuant to a consulting agreement with Advent Power Systems. In the fourth quarter of 2012, the Company issued an additional 436,000 warrants at a $0.15 exercise price with a 5 year term (valued at $17,270) in connection with $109,000 of debt financing. The Company also re-priced and issued an additional 387,555 warrants in connections with the above $436,000 debt financing, with a net reduced Black Scholes valuation of $18,173.

In the year ended December 31, 2012, 1,520,500 warrants expired at an average exercise price of $0.224.

A summary of outstanding vested warrant activity for the period from December 31, 2011 to March 31, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2011	4,381,751	$.265	1.99

Warrants issued	4,994,914	. 178	3.38
Warrants exercised	-		-
Warrants cancelled/expired	(1,520,500)	(.224)	-

Balance, December 31, 2012	7,856,165	.218	2.85

Warrants issued	2,979,334	.078	4.50
Warrants exercised	-	-	-
Warrants cancelled	(1,986,222)	(.150)	-

Balance, March 31, 2013	8,849,277	$.186	2.81

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the three months ended March 31, 2013 and 2012 are as follows:

	Three months ended March 31, 2013	Amount	Three months ended March 31, 2012	Amount
Tax benefit at U.S. statutory rate	34%	$204,047	34%	$279,638
State taxes, net of federal benefit	4	24,005	4	32,899
Change in valuation allowance	(38)	(228,052)	(38)	(312,537)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for three months ended March 31, 2013 and the year ended December 31, 2012 consisted of the following:

Deferred Tax Assets	March 31, 2013	December 31, 2012
Net Operating Loss Carry-forward	$6,814,050	$6,604,436
Deferred Tax Liabilities – Accrued Officers’ Salaries	(361,760)	(335,635)
Net Deferred Tax Assets	6,452,290	6,268,801
Valuation Allowance	(6,452,290)	(6,268,801)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $14 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. Total lease payments made for the quarter ended March 31, 2013 were $1,075. The balance of capitalized lease obligations payable at March 31, 2013 was $21,861. Future lease payments are:

2013	$3,466
2014	4,898
2015	4,383
2016	4,966
2017	4,148
$21,861

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at a rate of $8.25/ s.f. Effective July 2012 the Company renewed this lease for one year, at an annual rate of $16,800 or $8.40/s.f, terminating in September 2013. The lease has a remaining 1-year extension. The lease expense for the three months ended March 31, 2013 and 2012 was $4,452 and $4,080, respectively.

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

NOTE 14 – CONSOLIDATED SUBSIDIARIES

In the first quarter of 2012, the Company established a 100% owned consolidated subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by corporate officers of the Company.  Losses of the subsidiary are currently fully borne by the Company, and no allocations were made to the non-controlling interest in the consolidated 2013 balance sheet, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of March 31, 2013, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $954 are to be recovered by the parent from future subsidiary profits when they materialize.

In 2010 the Company established a Cyclone-WHE LLC to license and market waste heat recovery systems for all engine models. Equity participation of 5% was sold to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the subsidiary. These services were amortized over a 12 month period. This investor also received and exercised a 2.5% equity purchase warrant in the subsidiary for $50,000.

Effective July 1, 2010, a 5% equity contribution in Cyclone-WHE was provided to the Managing Director of the subsidiary in consideration of $30,000 of future professional services (which were amortized over a 12 month period). Additionally, options were given for the acquisition of an additional 5% equity in the subsidiary at a total price of $100,000, vesting half in 12 months and half in 24 months, exercisable for 5 years. No value was attributed to these options, since the subsidiary had no significant operations or assets.

The total losses of the Cyclone-WHE subsidiary for the three months ended March 31, 2013 and for the year ended December 31, 2012 were $0 in both periods. Losses of the subsidiary are currently fully borne by the Company, and no allocations have been made to the non-controlling interest in the accompanying balance sheets. There is no guarantee of future profits or positive cash flow of the subsidiary will be realized.

NOTE 15 – PENALTY PAYMENT

In 2009, the Company signed a contract for the delivery of two Cyclone prototype engines that had a performance penalty of $25,000 per month for late delivery (not to exceed $400,000), paid with restricted Company common stock (pursuant to Rule 144) based on the closing price for the Company’s stock on the OTC Markets on the last day of the applicable month. Other terms of the contract reflected development fees paid by the customer, and royalties to be paid to the Company based on units subsequently manufactured and sold by the customer. For the three months ended March 31, 2013 and 2012, the Company charged $0 and $50,000, respectively, of this penalty to cost of goods sold for subsequent engine delivery. As of April 2012, the maximum $400,000 contracted penalty had been provided and no additional penalties in stock or cash are to be recognized on the contract.

NOTE 16 - DERIVATIVE LIABILITIES

The Company had issued certain freestanding and embedded financial instruments that are classified as derivative liabilities in accordance with ASC Topic 815, “Derivatives and Hedging”.

Phoenix Common Stock Warrant

As part of the Company’s license agreement with Phoenix Power Group (“Phoenix”), in 2009 the Company agreed to issue to Phoenix a common stock purchase warrant (the “Phoenix Warrant”) at a price of $0.19 per share, equal to two (2%) percent of the total issued, outstanding, convertible debt and dilutive common stock of the Company at the time of exercise. The number of shares into which the Phoenix Warrant was convertible was contingent upon the number of shares outstanding at the date it was exercised. The Phoenix Warrant was to vest upon the delivery of the first two prototype Cyclone Mark 5 Engines to Phoenix and payment by Phoenix of the full $400,000 license fee, and terminate 24 months thereafter, and were non-transferable. As of December 31, 2011, the calculated number of shares into which the Phoenix Warrant was convertible was 4.68 million, and was valued at approximately $494,626 (by the Black Scholes valuation method). It was to be amortized proportionally over the life of the contract, as an expense of the contact in conjunction with revenue and royalty recognition from this contract. Because the number of shares issuable upon exercise of the Phoenix Warrant was unknown until the time of exercise, and there was no limit to the number of shares that were to be issuable upon exercise, the Phoenix Warrant was required to be accounted for as a derivative liability. The resulting derivative liability of $494,626 from the Warrant was presented at its fair value on the accompanying December 31, 2011 balance sheet with changes in fair value reported in the statement of operations. In March 2012, the Company entered into an agreement with Phoenix to effect a cashless exercise of the Phoenix Warrant into 2 million shares of restricted common stock (valued at $380,000) and to retire the Phoenix Warrant.  In the first quarter of 2012, the Company recognized a $114,626 gain on retiring the derivative liability.

The fair value of the warrants, at December 31, 2011, had been estimated using the Black Scholes model using the following assumptions:
Risk free rate	.39%
Expected volatility	108%
Expected term in years	2
Expected dividend yield	0%

A summary of the fair value of the Company’s derivative liabilities is provided in Note 1.K.

NOTE 17 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of March 31, 2013, the Company has no billed accounts receivable. In the three months ended March 31, 2013 the Company had collected $251,441, which relates to work in progress billings due from the U.S. Army/TACOM contract (see Note 18), which has been recorded as revenue under the milestone method of revenue recognition for the contract.

As of March 31, 2013, total backlog for prototype engines to be delivered in the following twelve months was $1.7 million, of which approximately $0.5 million has been paid under the Company’s Phoenix Power and Combilift agreements, and $1 million had been paid under the Company’s U.S. Army contract.  The Company expects the balance from these projects to be paid over the following six to nine months of the respective contracts’ development periods, and engines are delivered to the customers.

NOTE 18 – ACQUISITION OF ADVENT’S SELECT ASSETS, BUSINESS AND CONTRACTS

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

As of July 2012, the Company had also assumed the position as prime contractor, which it believes will assist the Company in acquiring new defense contracts in the future. As of July 5, 2012, the U.S. Army contract was modified from a “cost plus” with a price cap payment arrangement to a “fixed fee” structure with milestone payments. In September 2012 the Company was paid $502,045 after successfully reaching its first of five major milestones under the contract. In November 2012, January 2013 and April 2013, the Company reached its second, third and fourth milestones, and received for each milestone accomplishment $251,441 payment from the U.S. Army.

The Company recorded the assets and liabilities acquired from Advent as follows:

Inventory and contract rights:	$587,489
Deferred revenue:	(178,311)
Account payable and accrued expenses:	(79,178)
Total:	$330,000

NOTE 19 – SUBSEQUENT EVENTS

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

With respect to these endeavors, in the first quarter of 2013 the Company raised $100,000 from a private offering of common stock to a European investor and principal owner of an industrial holding company.  The Company also closed in April 2013 the first $100,000 tranche of a $500,000 convertible debt financing with the investment fund JMJ Financial. The next tranche of $100,000 may be paid at the Lender’s choosing within the next 150 days. This note is convertible into common stock at a hard floor price of $0.08 per share, and contains certain anti-dilution and price protection provisions.  In the quarter, the Company also issued $70,000 in promissory notes which bear interest at 12% payable in cash.

With respect to convertible promissory notes issued in 2012 to Brio Capital LP and Gemini Master Fund Ltd., in March 2013, the Company satisfied $125,720 of principal and interest due by issuing approximately 1.6 million shares of common stock.  This conserved cash for the Company and, in our opinion, demonstrated confidence of these two funds in the long term viability of our equity.

In January 2013, the Company achieved the third (of five) major milestone under its contract with the U.S. Army / TARDEC (the “U.S. Army Contract”), which triggered a $251,441 funding payment from the government. The Company reached its fourth milestone and submitted a payment invoice of an additional $251,441 in April 2013, which is expected to be received in May. The Company is confident at this time that it can fulfill its obligations to the U.S. Army in a timely manner as prime contractor under this $1.4 million Phase 1 development agreement.  This involves the development of a highly compact, multi-fuel capable 10kW auxiliary power unit for military combat vehicles, both as an on-board power supply or a dismountable unit for forward operating bases. Management is currently working with several consulting groups and other partners to secure Phase 2 funding for this program, which if successful, could generate several million dollars in revenue to the Company over the following two years.

Late in 2012, the Company and Phoenix Power passed a major technological hurdle in the development of a 7kW waste oil power co-generator when the parties successfully integrated Phoenix’s waste oil combustion chamber / heat exchanger (CCHX) with Cyclone’s WHE-25 system. Over the following several months the two partners have been optimizing the performance and durability of this system, with the goal of commencing pilot programs and limited run production in late 2013. Phoenix’s distribution arm is the largest manufacturer and distributor of waste oil furnaces in the U.S., with over 150,000 such units in the field supported by a well-established service network. The parties believe that it is possible to retrofit or replace at least 10% of these units over the following several years with this Cyclone-Phoenix system which could produce both power and heating for commercial facilities and provide an attractive return on investment.

Throughout 2012, the Company signed several teaming and joint-development agreement with companies that have synergistic capabilities in the waste-to-power market, including biomass gasification, methane production and flaring, and micro-grid electrical power generation. Also, in February 2013, the Company signed an agreement with The Ohio State University’s Center for Automotive Research (OSU CAR) to assist in the commercialization of its external combustion engine technology. This is an important partnership for the Company as it works to place its initial engines into production by the end of 2013.

The Company believes that the waste-to-power sector, as demonstrated by the Phoenix waste oil power co-generator and these other vertical alliances, presents a major opportunity for the Cyclone technology. Specifically in the smaller-scale distributed market (under 500kW output), the Company believes it can achieve considerable market penetration over the following years, as businesses, industrial sites, municipal waste authorities and agricultural concerns gain greater understanding of the necessity and economic benefits of utilizing waste resources more effectively. Management believes that this represents potentially a multi-billion dollar business in the U.S. alone, with even greater possibilities overseas in rapidly-industrializing and developing nations.

James Landon resigned his positions as CEO and Director of the Company, effective March 6, 2013, for personal reasons.  The resignation was on good terms, and management wishes him well.

Non-Cash Derivative Accounting Effect on Deficit and Paid-In Capital.  In 2011, the Company converted and retired 750,000 shares of Series A Convertible Preferred stock, which was subject to derivative liability presentation. The Company was required to record the estimated value of the Series A Preferred stock as a long term liability on its balance sheet.  Dependent on the market price of the Company’s common stock at the end of each reporting period, this valuation method either created a non-cash expense or non-cash income, recorded on the Company’s statement of operations for such period. The cumulative net effect of this accounting was to increase the Company’s additional paid-in capital and accumulated deficit by approximately $30 million at the time of conversion in May 2011.  There were no effects on the Company’s cash flow or results of operations, and $30 million in investment proceeds were neither collected by the Company nor spent on operations.

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the first quarter of 2013, the Company issued 1,662,500 shares of common stock and 600,000 common stock options in order to conserve cash and provide long-term incentives for the Company’s employees and service providers. This resulted in a non-cash charge of $181,785.

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenses were $250,550 for the first quarter of 2013.

Commitments for Capital and Operational Expenditures. Should additional funding be secured, the Company could consider a significant purchase of facilities or equipment.  The Company would also increase the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff. Such new hires would considerably increase the Company’s monthly operational expenses.

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

For purposes of valuing stock based compensation, the Company uses market prices of its common stock as of the date in which the obligation for payment of services is incurred. For purposes of valuing stock based compensation from common stock options, the Company uses the Black Scholes valuation method. This method requires the Company to make estimates and assumptions regarding stock prices, stock volatility, dividend yields, expected exercise term and risk-free interest rates.

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

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013. These financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended December 31, 2012.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue. The Company recognized $251,441 in revenue in the quarter ended March 31, 2013 from the successful fulfillment of the third milestone under the US Army Contract. There was no revenue in the quarter ended March 31, 2012.

Gross Profit. Gross profit for the quarter ended March 31, 2013 was $85,965, attributable to the US Army Contract. For the same period in the previous year the Company recognized a $50,000 gross loss resulting from a contract fee pertaining to late product delivery.

Operating Expenses. Operating Expenses incurred for the quarter ended March 31, 2013 were $678,475 as compared to $823,523 for the same period in the previous year, a reduction of $145,048 or 18%. The majority of the decrease was due to a decrease in general and administrative expenses of $126,189 or 23%, reflective of the reduced  amortization of employee stock options previously issued, and reduced non-essential staff and related costs. There was also a decrease of $13,585 or 65% in advertising and promotion costs.

Operating Loss. The operating loss for the quarters ended March 31, 2013 and 2012 was $592,510 and $873,523, respectively, a decreased loss of $281,013 or 32%, due to the factors outlined above.

Other Income (Expense).  Net other expense for the quarter ended March 31, 2013 was $76,376, due to interest expense (increase debt levels) and amortization of warrants issued pursuant to debt. This compares to a net other income of  $96,931 for the three months ended March 31, 2012, which was inclusive of a derivative related gain of $114,626 attributable to the Phoenix warrant, net of interest expense of $17,695.

Net Loss and Loss per Share.  The net loss for the quarter ended March 31, 2013 was $668,886, compared to net loss of $776,592 for the same period in the previous year, a reduced loss of $107,706 or 14%. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Liquidity and Capital Resources

At March 31, 2013, the net working capital deficiency was $3,517,687 as compared to a deficiency of $3,363,256 at December 31, 2012, an increase of $154,431 or 4.6%.

For the three months ended March 31, 2013, cash increased by $27,631. This is reflective of funds provided by the sale of common stock of $100,000, reduced inventory of $119,631, higher accounts payable and accrued expenses of $82,022, increased payables and accrued expenses to related parties of $98,958, and debt proceeds of $ 70,000. Funds were used by the net loss of $668,886 and debt repayment of $10,000. Non-cash charges for the three months were from the issuance of common stock, warrants and options for services of $181,785.

In the comparable first quarter period in 2012, funds were primarily used by the net loss of $776,592, an increase in inventory of $104,751, and repayment of the factor liability of $43,169. Funds were provided by the net sale of shares of common stock of $146,000, $285,000 worth of promissory notes, and an increase in deferred revenue of $62,618.  Additionally, the Company issued common stock and common stock options for services - a non-cash charge to the Income Statement of $261,599 in the three months.  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock and included in accrued expenses) as a penalty for late product delivery.

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the three months ended March 31, 2013 of approximately $0.7 million. Cumulative operating losses since inception are approximately $17.9 million.  The Company has a working capital deficit at March 31, 2013 of approximately $3.5 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Management’s intentions are to limit the amount of shares we need to issue for investment capital by focusing on revenue from development contracts, license agreements, and sales of products and prototypes. We expect to receive about $140,000 from the US Army Contract over the following four months, and another $300,000 from Combilift within the following six months.  Additionally, we have contracts in various stages of negotiation that could generate another $2 million in cash and revenue over the following 12 to 24 months. We are also seeking Phase 2 funding on our US Army Contract, which could provide several more million dollars in revenue to the Company over the next 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

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

With respect to our Land Speed Record vehicle, we believe that this asset can also generate funding for Cyclone, especially as we start testing and running of the car in the coming months. We have had interest from corporations and private investors in sponsoring or outright purchasing the vehicle, either of which could provide substantial funding to the Company.  The possibility of breaking the land speed record for steam power vehicles this year could also attract new strategic partners to provide development support and private investors to provide capital funding.

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

While we continue to expand revenue from operations, to make up for cash short-falls, in the first quarter of 2013 the Company raised $100,000 from a private offering of common stock, and closed in April 2013 the first $100,000 tranche of a $500,000 convertible debt financing.  We also satisfied $125,720 of principal and interest due on two promissory notes by issuing approximately 1.6 million shares of common stock.  This conserved cash for the Company and, in our opinion, demonstrated confidence of these two funds in the long term viability of our equity.

In the future, no assurance can be given that we will be able to obtain capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2012.  Management is optimistic, however, that revenue can be generated and funding can be secured to maintain operations and development at the current pace.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 1.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceeding or threatened proceeding at this time, and management has no knowledge of any actions or inactions taken by the Company or its management that could reasonably lead to a legal proceeding.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2013 the Company issued:

•
1,000,000 shares of common stock for an aggregate purchase price of $100,000 to one accredited, foreign investor.  These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The purchaser completed an Accredited Investor Questionnaire and Subscription Agreement, including a foreign investor representation, and received a copy of the Company’s Annual Report in connection with the issuance.

•
An aggregate of 1,812,500 shares of common stock to employees, consultants and service providers of the Company, with an aggregate value of $149,875. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•
An aggregate of 1,600,573 shares of common stock to two investment funds in connection with the conversion of $125,720 in principal and interest on two separate convertible promissory notes. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The debt holders had previously completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuance.

•
An aggregate of 675,000 shares of common stock to officers and directors of the Company, in conversion of accrued and unpaid salaries, valued at $54,000.  The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

•	An aggregate of 600,000 common stock options at an exercise price of $0.08 per share to four officers and directors of the Company. Options vest in March 2014, and terminate in March 2023.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

Cyclone Power Technologies, Inc.

May 15, 2013	/s/ Harry Schoell

Harry Schoell
Chairman and Chief Technical Officer
(Principal executive officer)

May 15, 2013	/s/ Bruce Schames.

Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)