Form 10-Q
period 2013-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2013-08-19
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __Yes X No

As of August 15, 2013, there were 243,383,948 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

Cyclone Power Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$67,677	$14,888
Inventory, net	506,417	641,306
Other current assets	27,967	59,790
Total current assets	602,061	715,984

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	486,372	475,669
Accumulated depreciation	(112,657)	(99,492)
Net property and equipment	373,715	376,177

OTHER ASSETS
Patents, trademarks and copyrights	566,728	564,258
Accumulated amortization	(176,987)	(157,572)
Net patents, trademarks and copyrights	389,741	406,686
Other assets	2,318	1,360
Total other assets	392,059	408,046

Total Assets	$1,367,835	$1,500,207

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$403,721	$360,630
Accounts payable and accrued expenses-related parties	1,815,457	1,694,050
Notes and other loans payable	665,098	666,094
Notes and other loans payable-related parties	735,402	727,339
Capitalized lease obligations-current portion	4,896	4,541
Deferred revenue and license deposits	626,586	626,586
Total current liabilities	4,251,160	4,079,240

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	15,787	18,395
Total non-current liabilities	15,787	18,395

Total Liabilities	4,266,947	4,097,635

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 247,383,973 and 238,889,929 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	24,738	23,889
Additional paid-in capital	46,973,154	46,020,972
Prepaid expenses with common stock	(78,126)	(72,505)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit (inclusive of non-cash derivative losses of $30,774,710 and other losses of $19,198,230 at June 30, 2013 and non-cash derivative losses of $30,774,710 and other losses of $17,948,634 at December 31 2012)	(49,972,940)	(48,723,344)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(3,059,174)	(2,756,988)
Non controlling interest in consolidated subsidiaries	160,062	159,560

Total Stockholders' Deficit	(2,899,112)	(2,597,428)

Total Liabilities and Stockholders' Deficit	$1,367,835	$1,500,207

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyclone Power Technologies, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012

REVENUES	$502,882	$380,445	$251,441	$380,445

COST OF GOODS SOLD	295,422	221,908	129,946	171,908

Gross profit	207,460	158,537	121,495	208,537

OPERATING EXPENSES
Advertising and promotion	1,007	38,802	(6,189)	18,021
General and administrative	875,651	1,306,524	454,922	759,606
Research and development	370,771	498,823	120,221	242,999

Total operating expenses	1,247,429	1,844,149	568,954	1,020,626

Operating loss	(1,039,969)	(1,685,612)	(447,459)	(812,089)

OTHER (EXPENSE) INCOME
Other income (expense)	22,000	(25,600)	22,000	(25,600)
Derivative income -Warrants	-	114,626	-	-
Interest (expense)	(231,124)	(63,675)	(154,748)	(45,980)

Total other (expense) income	(209,124)	25,351	(132,748)	(71,580)

Loss before income taxes	(1,249,093)	(1,660,261)	(580,207)	(883,669)
Income taxes	-	-	-	-

Net loss	$(1,249,093)	$(1,660,261)	$(580,207)	$(883,669)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	241,654,166	226,841,453	245,301,043	230,953,100

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyclone Power Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,249,093)	$(1,660,261)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	32,580	30,482
Issuance of restricted common stock, options and warrants for services	329,040	747,920
Issuance of restricted common stock for debt refinancing	-	25,600
Issuance of restricted common stock for contract penalty	-	50,000
Warrants issued pursuant to repayment of debt in common stock	114,296	-
Income from derivative liability-Warrants	-	(114,626)
Gain on debt conversion via common stock-net	(22,000)	-
Amortization of prepaid expenses via common stock & warrants	52,860	26,275
Changes in operating assets and liabilities:
Increase in account receivable	-	(31,146)
Decrease (increase) in inventory	134,889	(109,127)
Decrease (increase) in other current assets	31,823	(28,982)
Increase in other assets	(958)	-
Increase in accounts payable and accrued expenses	103,230	206,537
Decrease in deferred revenue and deposits	-	(246,247)
Increase in accounts payable and accrued expenses-related parties	175,407	123,068
Decrease in factored receivables	-	(43,169)
Net cash used by operating activities	(297,926)	(1,023,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(2,470)	(4,546)
Expenditures for property and equipment	(10,703)	(56,282)
Net cash used by investing activities	(13,173)	(60,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(2,253)	(423)
Proceeds from debt	420,000	485,000
Repayment of debt	(161,922)	-
Proceeds from sale of common stock, net of direct offering costs	100,000	488,000
Increase in related party notes and loans payable-net	8,063	58,156
Net cash provided by financing activities	363,888	1,030,733

Net increase (decrease) in cash	52,789	(53,771)
Cash, beginning of period	14,888	66,486

Cash, end of period	$67,677	$12,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$19,444	$5,398
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 675,000 shares of Common stock for repayment of related party payables	$54,000	$-
Issuance of 412,500 shares of Common stock for accrued expenses	$33,875	$-
Issuance of 2,998,149 shares of Common stock for debt repayment	$259,074	$-
Issuance of 170,895 shares of Common stock for payment of debt interest	$13,421	$-
Issuance of 602,413 shares of Common stock for prepaid interest and debt commission	$-	$108,592
Issuance of 160,000 shares of Common stock pursuant to debt refinancing	$-	$25,600
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$-	$380,000
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$-	$330,000
Issuance of 125,000 shares of Common stock for liability acquired from Advent Power Systems Inc.	$-	$27,500

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyclone Power Technologies, Inc.

Notes to the Condensed Consolidated Financial Statements

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of June 30, 2013, the Company had an 82.5% controlling interest in the WHE Subsidiary. In March 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of June 30, 2013, the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of the Company, its 82.5% owned WHE Subsidiary and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

The accounting principals utilized by the Company require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the periods. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of inventory, identifiable intangible assets and other long-lived assets, contracts, income taxes and contingencies. Actual results could differ from these estimates.

C. CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2013 and 2012, total anti-dilutive shares amounted to approximately 19.2 and 15.1 million shares, respectively.

E. INCOME TAXES

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of June 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2012.

F. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) is appropriate for one of the Company’s contracts as the contract enumerates specific approved work effort milestones required for remuneration. The Company achieved the first milestone on this contract in July 2012 and for all of 2012 recognized revenue and related costs of goods sold of approximately $753,000 and $428,000, respectively.  In the first half of 2013, the Company achieved two milestones and recognized additional revenue and related cost of goods sold of approximately $503,000 and $261,000, respectively, which are included in the accompanying condensed consolidated statements of operations. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

It is the Company’s intention when it has royalty revenue from its contracts to record royalty revenue periodically when earned, as reported in sales statements from customers. The Company does not have any royalty revenue to date.

G. WARRANTY PROVISIONS

Current contracts do not require warranty assistance subsequent to acceptance of the “deliverable R&D prototype” by the customer. For products that the Company will resell in the future, warranty costs are anticipated to be fully borne by the manufacturing vendor.

H. INVENTORY

Inventory is recorded at the lower of cost or market. Costs include material, labor and allocated overhead to manufacture a completed engine. These costs are periodically evaluated to determine if they have a net realizable value. If the net realizable value is lower than the carrying amount, a reserve is provided.

I. FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, “Fair Value Measurements and Disclosures” requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses, and loans payable approximate their fair market value based on the short-term maturity of these instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Inputs may be observable or unobservable. Observable inputs are based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s own assumptions based on the best information available in the circumstances. The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels. The three levels of the fair value hierarchy are defined as follows:

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

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the six months ended June 30, 2013 and 2012 were $370,771 and $498,823, respectively.

K. STOCK BASED COMPENSATION

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

L. COMMON STOCK OPTIONS AND PURCHASE WARRANTS

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

M. ORIGINAL ISSUE DEBT DISCOUNT

The original issue discount (OID) related to notes payable is being amortized by the effective interest method over the repayment period of the notes. The unamortized OID is represented as a reduction of the amount of the notes payable.

N. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

	Years
Display equipment for trade shows		3
Leasehold improvements and furniture and fixtures	10	-	15
Shop equipment		7
Computers		3

Expenditures for maintenance and repairs are charged to operations as incurred.

O. IMPAIRMENT OF LONG LIVED ASSETS

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued an Accounting Standard Update (“ASU”) 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” in July 2013, ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)” in February 2013 and 2013-01 “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” in January 2013.  Management believes that these standards will not materially impact our financial statements.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of June 30, 2013, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through June 30, 2013. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses of approximately $1.2 million for the six months ended June 30, 2013, and $3.0 million for the year ended December 31, 2012. The cumulative deficit since inception is approximately $50.0 million, which is comprised of $19.2 million attributable to operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses, and $30.8 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011 and the retirement of a common stock purchase warrant in 2012. The Company has a working capital deficit at June 30, 2013 of approximately $3.6 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:

	June 30, 2013	December 31, 2012
Engine material and parts	$355,927	$542,116
Labor	217,817	173,209
Applied overhead	32,673	25,981
Total	606,417	741,306
Inventory valuation reserve	(100,000)	(100,000)
Inventory, net	$506,417	$641,306

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2013	December 31, 2012
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	94,572
Equipment and computers	382,152	371,449
Total	486,372	475,669
Accumulated depreciation	(112,657)	(99,492)
Net property and equipment	$373,715	$376,177

Depreciation expense for the six months ended June 30, 2013 and 2012 was $13,165 and $10,527, respectively.

NOTE 5 – PATENTS AND TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of June 30, 2013 and December 31, 2012 were $389,741 and $406,686, respectively. For the six months ended June 30, 2013 and 2012, the Company capitalized $2,470 and $4,546, respectively, of expenditures related to these assets.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expense for the six months ended June 30, 2013 and 2012 was $19,415 and $19,955, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:

	June 30, 2013	December 31, 2012
8% uncollateralized note payable, paid by February 2013	$-	$10,000

12% uncollateralized notes payable, paid by June 2013	-	110,000

9% convertible notes payable, net of original issue discounts of $12,686 and $97,628 at June 30, 2013 and December 31, 2012, respectively, maturing at various dates through September 2013, and collateralized by receivables from the US Army Contract (A)	84,598	385,594

6-12% uncollateralized demand notes payable	230,500	160,500

12% notes payable, net of 10% original issue discount of $10,921 at June 30, 2013 maturing at various dates through January 2014.	150,000	-

10% note payable, net of original issue discount of $40,627 at June 30, 2013 maturing June 2014 (B)	200,000	-

Total current non related party notes (accrued interest is included in accrued expenses)	$665,098	$666,094

(A)

Notes issued net of original issue discount of 9% ($1,601 and $45,000 unamortized at June 30, 2013 and December 31, 2012, respectively) along with stock purchase warrants whose value has been carried as a discount against the notes ($11,085 and $52,628 unamortized at June 30, 2013 and December 31, 2012, respectively).

(B)

Note issued net of original discount of $26,250 ($18,685 unamortized at June 30, 2013) along with stock purchase warrants whose value has been carried as a discount against the note ($21,942 unamortized at June 30, 2013).

A summary of related party notes and other loans payable is as follows:

	June 30, 2013	December 31, 2012
6% demand loan from controlling shareholder, uncollateralized (A)	$-	$11,285
6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder, collateralized by lien on Cyclone’s engine patents (B)	424,785	424,785
6% non-collateralized loan from officer and shareholder, payable on demand. The original principle balance was $137,101.	66,364	66,364
12% non-collateralized loans from officer and shareholder, payable on demand	11,000	11,000
Accrued Interest	233,253	213,905
Total current related party notes, inclusive of accrued interest	$735,402	$727,339

(A)

This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000. For the six months ended June 30, 2013 and for the year ended December 31, 2012, $11,285 and $0 of principal was paid on the note balance.

(B)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note is secured by a UCC-1 filing on the Company’s patents and patent applications. For the six months ended June 30, 2013 and for the year ended December 31, 2012, $0 and $4,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, utilities and sales tax due on rent. Occupancy costs for the six months ended June 30, 2013 and 2012 were $31,482 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in Accounts Payable and Accrued Expenses - Related Parties as of June 30, 2013 and December 31, 2012 are $1,744,042 and $1,647,811, respectively, of accrued and deferred officers’ salaries compensation which will be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

During the six months ended June 30, 2013, the Company issued 3,237,500 shares of restricted common stock valued at $259,000 for outside services. Additionally, the Company amortized (based on vesting) $83,534 of common stock options for employee services, $51,930 for re-priced employee options and $114,296 of common stock warrants. Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the six months ended June 30, 2013, the Company sold 1,000,000 shares of restricted common stock for $100,000, and issued 675,000 shares of restricted common stock valued at $54,000 in satisfaction of contracted and accrued officers’ salaries.

During the six months ended June 30, 2013, the Company issued 170,895 shares of common stock valued at $13,421 as partial payment of interest on debt, 2,998,149 shares of common stock valued at $259,074 in repayment of debt, and 412,500 shares of common stock valued at $33,875 in satisfaction of liabilities.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by officers and employees for the six months ended June 30, 2013, the company issued 600,000 common stock options, valued at $37,000  (valued pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $0.08  and with a maturity life of 10 years. For the six months ended June 30, 2013, the income statement charge for the amortization of stock options was $83,534 and the unamortized balance was $51,360.

To improve the common stock position of the Company and help limit dilution, effective with the second quarter of 2013, the four corporate officers unanimously agreed to waive their rights to 2.4 million common stock options (600,000 per quarter collectively) contractually due them over the next 12 months. In lieu of issuing additional options to these officers and all other employees through the end of the year, the Company re-priced 4,185,000 million vested options held by the officers and employees that were priced at a minimum of $0.15 per share ($0.20 average) to $0.10 per share. The result was a non-cash charge of approximately $52,000. The remaining contractual life of the options were not changed.

A summary of the common stock options for the period from December 31, 2012 through June 30, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2012	9,740,000	$0.185	7.4

Options issued	600,000	0.080	10.0
Options exercised	-	-	-
Options cancelled	(600,000)	(0.135)	-
Options re-priced:
Cancelled-old	(4,185,000)	(0.20)	(7.1)
Re-priced	4,185,000	0.10	7.1
Balance, June 30, 2013	9,740,000	$0.139	7.0

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance June 30, 2013	7,940,000	$.149	6.4

Additional vesting by Sept. 30, 2013	600,000	.130	9.2

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Six Months Ended June 30, 2013
Risk free interest rate	.51%	-	1.41%
Expected volatility	6%	-	107%
Expected term in years	1%		5%
Expected dividend yield		0%
Average value per options and warrants	$.01	-	$.06

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

B. COMMON STOCK WARRANTS

In the six months ended June 30, 2013, pursuant to the Company repaying $110,000 of debt with common stock, the Company re-priced 360,000 common stock warrants to $0.10 per share from an average price $0.30 per share. Additionally, in connection with $200,000 new debt, the Company issued 565,625 common stock warrants at an exercise price of $0.10 with a 5-year term. The company also issued 100,000 warrants at an exercise price of $.10 with a 5 year term (valued at $ 5,900) pursuant to a consulting agreement.

In the six months ended June 30, 2013, the Company also repaid debt and interest of $131,204 in common stock. The Company re-priced to $0.10 per share (from $0.20 per share) 1,986,222 common stock warrants issued in connection with $544,000 aggregate debt financing in the third quarter of 2012, and issued an additional 993,111 common stock warrants priced at $0.10 pursuant to this repayment event. The warrant holders may exercise the warrants without paying the cash price, and instead have the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares and equal to the total conversion price of the remaining converted warrants. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $0.10 a share (in a “non-exempted” issuance, and based on the most current exercise price), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

A summary of outstanding vested warrant activity for the period from December 31, 2012 to June 30, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2012	7,856,165	$.218	2.9

Warrants issued	1,658,737	.087	4.5
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants re-priced:
Cancelled-old	(2,346,222)	(.170)	(3.8)
Re-priced	2,346,222	.080	3.8
Balance, June 30, 2013	9,514,902	$.172	2.7

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the six months ended June 30, 2013 and 2012 are as follows:

	Six months ended June 30, 2013	Amount	Six months ended June 30, 2012	Amount
Tax benefit at U.S. statutory rate	34%	$377,941	34%	$556,712
State taxes, net of federal benefit	4	44,464	4	65,495
Change in valuation allowance	(38)	(422,405)	(38)	(622,207)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for six months ended June 30, 2013 and the year ended December 31, 2012 consisted of the following:

Deferred Tax Assets	June 30, 2013	December 31, 2012
Net Operating Loss Carry-forward	$7,034,528	$6,604,436
Deferred Tax Liabilities – Accrued Officers’ Salaries	(387,885)	(335,635)
Net Deferred Tax Assets	6,646,643	6,268,801
Valuation Allowance	(6,646,643)	(6,268,801)
Total Net Deferred Tax Assets	$-	$-

As of June 30, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $14.5 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In 2009, the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. Total lease payments made for the six months ended June 30, 2013 were $2,253. The balance of capitalized lease obligations payable at June 30, 2013 was $20,683. Future lease payments are:

December 31, 2013	$2,288
2014	4,898
2015	4,383
2016	4,966
2017	4,148
$20,683

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at a rate of $8.25/ s.f. Effective July 2012 the Company renewed this lease for one year, at an annual rate of $16,800 or $8.40/s.f, terminating in September 2013. The lease has a remaining 1-year extension. The lease expense for the six months ended June 30, 2013 and 2012 was $8,904 and $8,159, respectively.

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

NOTE 14 – SUBSIDIARIES

In the first quarter of 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company.  Losses of the subsidiary are currently fully borne by the Company, and no allocations were made to the non-controlling interest in the 2013 balance sheet, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of June 30, 2013, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $954 are to be recovered by the parent from future subsidiary profits if they materialize.

In 2010 the Company established Cyclone-WHE LLC to license and market waste heat recovery systems for all engine models. In 2010, the Company sold an equity participation of 5% to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the subsidiary. These services were amortized over a 12 month period. This investor also received and exercised in 2011 a 2.5% equity purchase warrant in the subsidiary for $50,000.

Effective July 1, 2010, the Company provided a 5% equity contribution in Cyclone-WHE to the Managing Director of the subsidiary in consideration of $30,000 of future professional services (which were amortized over a 12 month period). Additionally, the executive was granted an option for the acquisition of an additional 5% equity in the subsidiary at a total price of $100,000, vesting half in 12 months and half in 24 months, exercisable for 5 years. No value was attributed to this option, since the subsidiary had no significant operations or assets.

The total losses of the Cyclone-WHE subsidiary for the six months ended June 30, 2013 and for the year ended December 31, 2012 were $0 in both periods. Losses of the subsidiary are currently fully borne by the Company, and no allocations have been made to the non-controlling interest in the accompanying balance sheets. There is no guarantee of future profits or positive cash flow of the subsidiary will be realized.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

In the six months ended June 30, 2013, the Company had collected $502,882, which relates to work in progress billings due from the U.S. Army/TARDEC contract, which has been recorded as revenue under the milestone method of revenue recognition for the contract. As of June 30, 2013, the Company has no billed accounts receivables.

As of June 30, 2013, total backlog for prototype engines to be delivered in the following twelve months was $2.3 million, of which approximately $0.5 million has been paid under the Company’s Phoenix Power and Combilift agreements, collectively, and $1.25 million had been paid under the Company’s U.S. Army Contract.  The Company expects the balance from these projects to be paid over the following six to nine months of the respective contracts’ development periods, as engines are delivered to the customers.

NOTE 16 – SUBSEQUENT EVENTS

In July 2013, Cyclone-WHE signed a Joint Manufacturing Operations Agreement with Precision CNC Inc. (“PCNC”). Pursuant to this agreement, PCNC is to provide facility space and equipment for the manufacturing of the Company’s engines through the Cyclone-WHE subsidiary, as well as provide expertise and management for its production operations. As part of this agreement PCNC received a 5% interest in Cyclone-WHE which vests over the following two year period. PCNC was also given the right, during this period, to purchase up to an additional 5% in Cyclone-WHE at the then current valuation of the company.

Also in July 2013, the Company’s Chairman and CTO, Harry Schoell, was granted the right to acquire a 5% equity stake in Cyclone-WHE in exchange for 5 million shares of his Company common stock, which right he exercised. In connection with this, Mr. Schoell also agreed to release the security interest held by his company, Schoell Marine, on certain of the Company’s engine patents, which was collateral on approximately $425,000 in debt owed by the Company to Schoell Marine. Mr. Schoell also agreed to provide 12 months of consulting services without additional compensation to Cyclone-WHE.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into limited production by the end of 2013. Management believes that sales of these engines could ramp-up in 2014. While the Company started to generate revenue as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, with a focus on its engine commercialization program, management will seek license and development agreements that provide up-front or progress payment revenue to the Company, and continue to raise capital by means of equity or debt offerings.

With respect to financing endeavors, in the first half of 2013 the Company raised $100,000 from a private offering of common stock to a European investor and principal owner of an industrial holding company, and issued $70,000 in promissory notes to private investors which bear interest at 12% payable in cash.

In April 2013, the Company closed the first $100,000 tranche of a $500,000 convertible debt financing with the investment fund JMJ Financial, and closed another $50,000 from this party in June. Up to $50,000 of future tranches may be paid at the lender’s choosing within the next 90 days, and thereafter, with the Company’s consent. This note is convertible into common stock at a hard floor price of $0.08 per share, and contains certain anti-dilution and price protection provisions.

In June 2013, the Company closed and received funding on a $226,250 convertible promissory note with Tonaquint Inc. The Note bears 10% interest with a 9.1% Original Issuance Discount (OID), and matures in 12 months, with monthly repayments of approximately $28,000 starting after seven months. The principal amount of the Note can be converted by the Company to common stock at a 30% discount to market; or by the lender at a hard conversion floor price of $0.10 per share. The lender also received 565,625 five-year warrants to purchase shares of the Company’s common stock at a price of $0.10 per share. The agreement contained certain price protection and cashless option exercise provisions.

With respect to three convertible promissory notes issued in 2012 to Brio Capital LP and Gemini Master Fund Ltd., in March 2013, the Company satisfied $125,720 of principal and interest due by issuing approximately 1.6 million shares of common stock.  This conserved cash for the Company and, in our opinion, demonstrated confidence of these two funds in the long term viability of our business.

Revenue in the first half of 2013 resulted from the Company’s achievement of the third and fourth major milestones under its contract with the U.S. Army / TARDEC (the “U.S. Army Contract”). Each successful milestone triggered a $251,441 funding payment from the government. The Company is confident that it can fulfill its obligations to the U.S. Army in a timely manner per the terms of its contract as amended. This $1.4 million Phase 1 R&D agreement involves the development of a highly compact, multi-fuel capable 10kW auxiliary power unit for military combat vehicles, both as an on-board power supply or a dismountable unit for forward operating bases. Management is currently working with several consulting groups and other partners to secure Phase 2 funding for this program, which if successful, could generate several million dollars in revenue to the Company over the following years.

Management understands that the future success of the Company is substantially dependent on the commercialization of its engine technology, which it believes will result in strong and consistent sales revenue moving forward. Moreover, management has identified the “micro-grid waste-to-power” sector (under 200kW of power output, using waste as the primary fuel source) as one of several major business opportunities for the Cyclone engines due to their compact, efficient design and great adaptability to run on raw heat sources. Management believes that the Company can achieve considerable market penetration in this area over the following years, as businesses, industrial sites, municipal waste authorities and agricultural concerns gain greater understanding of the necessity and economic benefits of utilizing waste resources more effectively. This potentially represents a multi-billion dollar business in the U.S. alone, with even greater possibilities overseas in rapidly-industrializing and developing nations.

The Company has implemented a three prong plan to advance its engines to commercialization, which includes: (1) securing additional engineering expertise, (2) establishing manufacturing partnerships, and (3) working closely with partners and future customers to integrate and optimize complete power systems and prepare for the commencement of pilot programs. With respect to the Company’s 10 HP Waste Heat Engine (the WHE-25), which management believes is the closest of its several engine models to production readiness, this plan is being executed through the subsidiary entity Cyclone-WHE (“CWHE”), with substantial progress being made to date as follows:

In July 2013, CWHE commenced work with The Ohio State University’s acclaimed Center for Automotive Research (“OSU CAR”) to perform finite element and dynamic stress analysis of the WHE-25 engine, followed by independent durability testing and validation. OSU CAR has assembled a distinguished team to advance this project, including a senior engineer from General Motors, and experts in fluid and thermal sciences, energy conversion systems, dynamic systems and controls.

Also in July, CWHE signed a Joint Manufacturing Operations Agreement with Ohio-based Precision CNC, Inc., a high-tech, prototype to production machine shop with which the Company has been working over the past four years. The agreement between CWHE and Precision CNC covers the co-location of engineering, production and assembly space in a new leased facility capable of turning-out at least 1,500 engines per month over the next few years. It also covers the purchase of dedicated CNC machinery to assure quick and accurate turn-around of engine parts; co-employment of certain staff members to decrease costs; and reduced and transparent pricing structures.

Over the last year, CWHE and the Company have signed several important teaming and joint-development agreement with companies that have synergistic capabilities in the waste-to-power market, including biomass gasification, methane production and flaring, and micro-grid electrical power generation. These companies include Enginuity Energy, B&W Constructors, Clean Carbon in Australia, and Phoenix Power.

With respect to Phoenix Power, in late 2012, the Company passed a major technological hurdle in the development of a 7kW waste oil power co-generation unit, when the parties successfully integrated Phoenix’s waste oil combustion chamber / heat exchanger (CCHX) with Cyclone’s WHE-25 system. Phoenix’s distribution arm is the largest manufacturer and distributor of waste oil furnaces in the U.S., with over 150,000 such units in the field supported by a well-established service network. The parties believe that it is possible to retrofit or replace at least 10% of these units over the following several years with this Cyclone-Phoenix system which could produce both power and heating for commercial facilities and provide an attractive return on investment.

Management believes that its strategic program to ready the WHE-25 by the end of this year for limited “Generation 1” production will be successful. This is expected to lead to consistent sales revenue of these engines, as well as provide a solid framework for the advancement of its other engine models, including the larger and more sophisticated Mark series of engines. Additionally, such efforts in the commercialization of its engine technology can attract other synergistic partners, funding sources, and governmental program assistance geared toward job creation and manufacturing growth.

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

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the second quarter of 2013, the Company issued 1,575,500 shares of common stock in order to conserve cash and provide long-term incentives for the Company’s employees and service providers. This resulted in a non-cash charge of $54,000 in the second quarter.

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenses were $120,221 for the second quarter of 2013.

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

Critical Accounting Policies The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depend at the time are reasonable based upon information then available. These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting handling in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our financial statements and related notes.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries Cyclone-WHE and Cyclone Performance. All material inter-company transactions and balances have been eliminated in the financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. As such, not all of the information and footnotes required by generally accepted accounting principles for complete financial statements have been presented.

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the six months ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2012.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue. The Company recognized $251,441 in revenue in the three months ended June 30, 2013 from the successful fulfillment of the fourth milestone under the US Army Contract .The Company recognized $380,445 of revenue for the comparable period in 2012 from delivery of two engines pursuant to its contract with Raytheon Integrated Defense Systems (the “Raytheon Contract”) for the delivery of two engines (the MR36) based on the Mark 5 model.

Gross Profit. Gross profit for the quarter ended June 30, 2013 was $121,495, attributable to the US Army Contract. For the same period in the previous year the Company recognized $208,537 from completion and delivery of engines under the Raytheon Contract.

Operating Expenses. Operating Expenses incurred for the quarter ended June 30, 2013 were $568,954 as compared to $1,020,626 for the same period in the previous year, a reduction of $451,672 or 44%. The majority of the decrease was due to a decrease in general and administrative expenses of $304,684 or 40%, reflective of the reduced  amortization of employee stock options previously issued, and reduced non-essential staff and related costs. There was also a decrease of $122,778 or 51% in research and development attributable to the reduction on non-essential staff and primary expenditures for contracts to be completed.

Operating Loss. The operating loss for the quarters ended June 30, 2013 and 2012 was $447,459, and $812,089, respectively, a decreased loss of $364,630 or 45%, due to the factors outlined above.

Other Income (Expense).  Net other expense for the quarter ended June 30, 2013 was $132,748, largely due to interest expense (increased debt levels). . This compares to a net other expense of  $71,580 for the quarter ended June 30, 2012, which was inclusive of interest expense of $45,980 and $25,600 related to loss on common stock issued pursuant to debt conversion.

Net Loss and Loss per Share.  The net loss for the quarter ended June 30, 2013 was $580,207, compared to net loss of $883,669 for the same period in the previous year, a reduced loss of $303,462 or 34%. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue. The Company recognized $502,882 in revenue in the six months ended June 30, 2013 from the successful fulfillment of the third and fourth milestones under the US Army Contract. The Company recognized $380,445 of revenue for the comparable period in 2012 from delivery of two engines pursuant to the Raytheon Contract.

Gross Profit. Gross profit for the six months ended June 30, 2013 was $207,460, attributable to the US Army Contract. For the same period in the previous year the Company recognized gross profit of $158,537, reflecting $208,537 profit on the Raytheon contract, less a $50,000 contract fee pertaining to the Phoenix Power license.

Operating Expenses. Operating Expenses incurred for the six months ended June 30, 2013 were $1,247,429 as compared to $1,844,149 for the same period in the previous year, a reduction of $596,720 or 32%. The majority of the decrease was due to a decrease in general and administrative expenses of $430,873 or 33%, reflective of the reduced  amortization of employee stock options previously issued, and reduced non-essential staff and related costs. There was also a decrease of $128,082 or 26% in research and development, as more resources were directed to completing contracts.

Operating Loss. The operating losses for the six months ended June 30, 2013 and 2012 were $1,039,969 and $1,685,612, respectively, a decreased loss of $645,643 or 38%, due to the factors outlined above.

Other Income (Expense).  Net other expense for the six months ended June 30, 2013 was $209,124 primarily due to interest expense (increased debt levels) and amortization of warrants issued pursuant to debt. This compares to a net other income of  $25,351 for the six months ended June 30, 2012, which was inclusive of a derivative related gain of $114,626 attributable to the Phoenix Power Warrant, net of interest expense of $63,675.

Net Loss and Loss per Share.  The net loss for the six months ended June 30, 2013 was $1,249,093, compared to net loss of $1,660,261 for the same period in the previous year, a reduced loss of $411,168 or 25%. The net loss per weighted average share was $0.01 for both the current and prior periods.

Liquidity and Capital Resources

At June 30, 2013, the net working capital deficiency was $3,649,099 as compared to a deficiency of $3,363,256 at December 31, 2012, an increase of $285,843, or 8.5%.

For the six months ended June 30, 2013, cash increased by $67,677. This is reflective of funds provided by: $420,000 of new convertible debt funding, the sale of common stock of $100,000, reduced inventory of $134,889, higher accounts payable and accrued expenses of $103,230, and increased payables and accrued expenses to related parties of $175,407. Funds were used by the net loss of $1,249,093 and debt repayment of $161,922. Non-cash charges for the six months were from the issuance of common stock, warrants and options for services of $329,040.

In the comparable six month period in 2012, funds were primarily used by the net loss of $1,660,261, an increase in inventory of $109,127, and increase in fixed assets of $56,282, and a decrease in deferred revenue of $246,247 (completion of the Raytheon Contract). Funds were provided by the net sale of shares of common stock of $488,000, $485,000 of proceeds from promissory notes, an increase in accounts payable and accrued expenses of $206,537, and an increase in related party notes payable and accruals of $181,224.  Additionally, the Company issued common stock and common stock options for services - a non-cash charge to the condensed consolidated Statement of Operations of $747,920 in first half of 2012.  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock and included in accrued expenses) under its Phoenix Power license agreement.

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the six months ended June 30, 2013 of approximately $1.2 million. Cumulative operating losses since inception are approximately $18.3 million (inclusive of cash, stock and other equity-related expenses). The Company has a working capital deficit at June 30, 2013 of approximately $3.6 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

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

We have submitted grant applications and proposals with the Department of Defense, USAID and other government offices, which could provide non-dilutive funding for our development.  We are also working with the state of Ohio with respect to the expansion of our manufacturing capabilities there, in connection with our JV partner Precision CNC and engineering partner The Ohio State University.  These discussions could lead to low interest loans and grants from Ohio for machinery purchases, facility expansion and technology development.

With respect to our Land Speed Record vehicle, we believe that this asset can also generate funding for Cyclone, especially as we start testing and running of the car. We have had interest from corporations and private investors in sponsoring or outright purchasing the vehicle, either of which could provide substantial funding to the Company.  The possibility of breaking the land speed record for steam power vehicles this year could also attract new strategic partners to provide development support and private investors to provide capital funding.

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

We expect cash flow needs to be approximately $150,000 per month during the next few months of 2013 due to certain expense reduction steps we have recently taken including temporarily reducing the number of employees who were not directly working on or needed for revenue producing projects.  We believe that monthly expenses will increase to approximately $200,000 to $250,000 after the end of the year. We are preparing for the likelihood that cash expenses of approximately $2.4 million in 2013 will exceed revenue for the year.  This would require additional sale of securities or debt, which we are currently pursing.

While we continue to expand revenue from operations, to make up for cash short-falls, in the first half of 2013 the Company raised $100,000 from a private offering of common stock, and closed $420,000 of convertible debt and non-convertible financing.  During the six months ended June 30, 2013, the Company issued approximately three million shares of common stock valued at approximately $259,000 for debt repayment, and 412,500 shares of common stock valued at approximately $34,000 in fulfillment of payables.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chairman and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2013. Based upon that evaluation, our Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceeding or threatened proceeding at this time, and management has no knowledge of any actions or inactions taken by the Company or its management that could reasonably lead to a legal proceeding. The Company has certain demand notes, which if called by the respective noteholders and the Company was then unable to repay, could reasonably lead to legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2013 the Company issued:

●

An aggregate of 1,575,000 shares of common stock to employees, consultants and service providers of the Company with an aggregate value of $191,000, plus an additional 262,500 common shares in lieu of $21,000 cash due under a consulting agreement. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

●

An aggregate of 1,531,184 shares of common stock to one investment fund and one accredited investor in connection with the conversion of $143,848 in principal and interest on four separate convertible promissory notes. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The debt holders had previously completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuance.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.22	Securities Purchase Agreement, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.23	Convertible Promissory Note, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.24	Warrant to Purchase Shares of Common Stock, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

31.1	Certification of the Principal Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Cyclone Power Technologies, Inc.

August 19, 2013	/s/ Harry Schoell

Harry Schoell
Chairman and Chief Technical Officer
(Principal executive officer)

August 19, 2013	/s/ Bruce Schames.

Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)