Form 10-Q
period 2013-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2013-11-19
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 15, 2013, there were 260,318,627 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$151,055	$14,888
Inventory, net	450,623	641,306
Other current assets	45,470	59,790
Total current assets	647,148	715,984

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	488,261	475,669
Accumulated depreciation	(119,178)	(99,492)
Net property and equipment	369,083	376,177

OTHER ASSETS
Patents, trademarks and copyrights	566,727	564,258
Accumulated amortization	(186,659)	(157,572)
Net patents, trademarks and copyrights	380,068	406,686
Other assets	2,560	1,360
Total other assets	382,628	408,046

Total Assets	$1,398,859	$1,500,207

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$447,982	$360,630
Accounts payable and accrued expenses-related parties	1,900,186	1,694,050
Notes and other loans payable- net	954,573	666,094
Derivative liabilities-notes payable	106,592	-
Notes and other loans payable-related parties	765,761	727,339
Capitalized lease obligations-current portion	5,192	4,541
Deferred revenue and license deposits	416,186	626,586
Total current liabilities	4,596,472	4,079,240

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	14,277	18,395
Total non-current liabilities	14,277	18,395

Total Liabilities	4,610,749	4,097,635

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	-	-
Common stock, $.0001 par value, 300,000,000 shares authorized, 256,132,329 and 238,889,929 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	25,613	23,889
Additional paid-in capital	47,754,178	46,020,972
Treasury stock, 3,000,000 shares, at cost	(210,000)	-
Prepaid expenses with common stock	(790,910)	(72,505)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit (inclusive of non-cash derivative losses of $30,821,832 and other losses of $20,011,934 at September 30, 2013 and non-cash derivative losses of $30,774,710 and other losses of $17,948,634 at December 31, 2012)	(50,833,766)	(48,723,344)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(4,060,885)	(2,756,988)
Non controlling interest in consolidated subsidiaries	848,995	159,560

Total Stockholders' Deficit	(3,211,890)	(2,597,428)

Total Liabilities and Stockholders' Deficit	$1,398,859	$1,500,207

The accompanying notes are an integral part of these condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012

REVENUES	$715,382	$882,490	$212,500	$502,045

COST OF GOODS SOLD	428,556	555,346	133,134	333,438

Gross profit	286,826	327,144	79,366	168,607

OPERATING EXPENSES
Advertising and promotion	3,502	71,585	2,495	32,783
General and administrative	1,447,886	1,782,334	572,235	475,810
Research and development	573,600	772,468	202,829	273,645

Total operating expenses	2,024,988	2,626,387	777,559	782,238

Operating loss	(1,738,162)	(2,299,243)	(698,193)	(613,631)

OTHER (EXPENSE) INCOME
Other (expense)	(11,518)	(25,600)	(33,518)	-
Derivative income -notes payable	595	-	595	-
Derivative income -warrants	-	114,626	-	-
Interest (expense)	(371,902)	(190,983)	(140,778)	(127,308)

Total other (expense)	(382,825)	(101,957)	(173,701)	(127,308)

Loss before income taxes	(2,120,987)	(2,401,200)	(871,894)	(740,939)
Income taxes	-	-	-	-

Net loss	$(2,120,987)	$(2,401,200)	$(871,894)	$(740,939)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	242,791,040	228,635,399	246,939,524	235,532,775

The accompanying notes are an integral part of these condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,120,987)	$(2,401,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	48,773	46,194
Issuance of restricted common stock, options and warrants for services	723,001	1,002,867
Issuance of restricted common stock for debt refinancing	-	25,600
Issuance of restricted common stock for contract penalty	-	50,000
Warrants issued pursuant to repayment of debt in common stock	119,782	-
Income from derivative liability-Notes payable	(595)	-
Income from derivative liability-warrants	-	(114,626)
Amortization of derivative debt discount	47,717	-
Loss on debt conversion via common stock-net	11,518	-
Amortization of prepaid expenses via common stock & warrants	65,957	120,034
Changes in operating assets and liabilities:
Decrease in account receivable	-	178,311
Decrease in inventory	190,683	48,836
Decrease (increase) in other current assets	14,320	(55,275)
(Increase) decrease in other assets	(1,200)	266
Increase in accounts payable and accrued expenses	159,490	178,275
Increase in accounts payable and accrued expenses-related parties	260,136	191,818
Decrease in deferred revenue and deposits	(210,400)	(419,336)
Decrease in factored receivables	-	(43,169)
Net cash used by operating activities	(691,805)	(1,191,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(2,469)	(5,791)
Expenditures for property and equipment	(12,592)	(69,265)
Net cash used by investing activities	(15,061)	(75,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(3,467)	(654)
Proceeds from debt	870,000	925,000
Repayment of debt	(161,922)	(427,500)
Proceeds from sale of common stock, net of direct offering costs	100,000	738,929
Increase in related party notes and loans payable-net	38,422	62,608
Net cash provided by financing activities	843,033	1,298,383

Net increase in cash	136,167	31,922
Cash, beginning of period	14,888	66,486

Cash, end of period	$151,055	$98,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$25,855	$29,358
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 675,000 shares of Common stock for repayment of related party payables	$54,000	$-
Issuance of 612,500 shares of Common stock for accrued expenses	$45,875	$-
Issuance of 4,920,833 shares of Common stock for debt repayment	$343,672	$-
Issuance of 342,996 shares of Common stock for payment of debt interest	$20,994	$-
Issuance of 739,772 shares of Common stock for prepaid interest and debt commission	$-	$120,034
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$-	$380,000
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$-	$330,000
Issuance of 125,000 shares of Common stock for consulting agreement	$-	$27,500

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”) to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2013, the Company had a 74.46% controlling interest in the WHE Subsidiary. In March 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of September 30, 2013, the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of the Company, its 74.46% owned WHE Subsidiary and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements.  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

The accounting principles utilized by the Company require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the periods. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of inventory, identifiable intangible assets and other long-lived assets, contracts, income taxes and contingencies. Actual results could differ from these estimates.

C. CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of September 30, 2013 and 2012, total anti-dilutive shares amounted to approximately 19.3 and 18.7 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the condensed consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2009 through 2012.

F. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone methods recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) is appropriate for two of the Company’s contracts which specifically enumerate approved work effort milestones required for remuneration – the Company’s contract with the U.S. Army / TARDEC and the Amended and Restated Technology Application License Agreement with Phoenix Power Group LLC. The Company achieved the first milestone on its contract with the U.S. Army in July 2012 and for all of 2012 recognized revenue and related costs of goods sold of approximately $753,000 and $428,000, respectively.  In the first nine months of 2013, the Company achieved two additional milestones on the U.S. Army contract and recognized additional revenue and related cost of goods sold of approximately $503,000 and $295,000, respectively. With respect to the amended Phoenix license, the Company achieved one milestone in the third quarter of 2013 and recognized revenue and related cost of goods sold of approximately $150,000 and $133,000 respectively. All revenue and costs of goods sold are included in the accompanying condensed consolidated statements of operations.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue on the condensed consolidated balance sheet. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

It is the Company’s intention when it has royalty revenue from its contracts to record royalty revenue periodically when earned, as reported in sales statements from customers. The Company does not have any royalty revenue to date.

G. WARRANTY PROVISIONS

Current contracts do not require warranty assistance subsequent to acceptance of the “deliverable R&D prototype” by the customer. For products that the Company will sell in the future, warranty costs are anticipated to be borne by the manufacturing vendor.

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

The summary of fair values and changing values of financial instruments as of January 1, 2013 (beginning of period) and September 30, 2013 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities- notes payable	$-	$106,592	$106,592	3	Binomial Lattice Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the nine months ended September 30, 2013 and 2012 were $573,600 and $772,468, respectively.

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

M. ORIGINAL ISSUE DEBT DISCOUNT

The original issue discount (OID) related to notes payable is amortized by the effective interest method over the repayment period of the notes. The unamortized OID is represented as a reduction of the amount of the notes payable.

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

As of September 30, 2013, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through September 30, 2013. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

R. DERIVATIVE FINANCIAL INSTRUMENTS

Accounting and reporting standards for derivative instruments and for hedging activities were codified by ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). It requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company has a derivative liability pursuant to renegotiated convertible debt, and has recognized net expenses on the income statement. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses of approximately $2.1 million for the nine months ended September 30, 2013, and $3.0 million for the year ended December 31, 2012. The cumulative deficit since inception is approximately

$50.8 million, which is comprised of $20.0 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses, and $30.8 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012 and the change in fair value of derivatives associated with notes payable for the nine months ended September 30, 2013. The Company has a working capital deficit at September 30, 2013 of approximately $3.9 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue), and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:

	September 30, 2013	December 31, 2012
Engine material and parts	$372,608	$542,116
Labor	154,796	173,209
Applied overhead	23,219	25,981
Total	550,623	741,306
Inventory valuation reserve	(100,000)	(100,000)
Inventory, net	$450,623	$641,306

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2013	December 31, 2012
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	94,572
Equipment and computers	384,041	371,449
Total	488,261	475,669
Accumulated depreciation	(119,178)	(99,492)
Net property and equipment	$369,083	$376,177

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $19,686 and $16,178, respectively.

NOTE 5 – PATENTS AND TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of September 30, 2013 and December 31, 2012 were $380,068 and $406,686, respectively. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, the Company capitalized $2,469 and $5,315, respectively, of expenditures related to these assets. As of September 30, 2013, the Company had 33 patents issued on its technology both in the U.S. and internationally, and three trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expense for the nine months ended September 30, 2013 and 2012 was $29,087 and $30,016, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A summary of non-related party notes and other loans payable is as follows:

	September 30, 2013	December 31, 2012
8% uncollateralized note payable, paid by February 2013	$-	$10,000

12% uncollateralized notes payable, paid by June 2013	-	110,000

9% convertible notes payable, net of original issue discounts of $0 and $97,628 at September 30, 2013 and December 31, 2012, paid by September 2013, and collateralized by receivables from the U.S. Army Contract	-	385,594

6-12% uncollateralized demand notes payable	230,500	160,500

12% senior secured note payable, plus 6% redemption premium, collateralized by all assets of the Company, monthly payments commencing December 2013 through September 2014	400,000	-

12% convertible notes payable, net of 10% original issue discount of $67,893 at September 30, 2013, maturing at various dates from November 2013 through March 2014 (A)	140,530	-

10% convertible note payable, net of original issue discount of $30,101 at September 30, 2013, monthly payments commencing in December 2013 through July 2014 (B)	183,543	-

Total current non related party notes –net of discount (accrued interest is included in accrued expenses)	$954,573	$666,094

(A)

Notes issued net of original discount of $20,000 ($8,423 unamortized a September 30, 2013) along with additional discount from derivative liabilities of $107,187 ($59,470 unamortized at September 30, 2013).

(B)

Note issued net of original discount of $26,250 ($13,644 unamortized at September 30, 2013) along with stock purchase warrants whose value has been carried as a discount against the note ($16,457 unamortized at September 30, 2013).

A summary of related party notes and other loans payable is as follows:

	September 30, 2013	December 31, 2012
6% demand loan from controlling shareholder, uncollateralized (A)	$-	$11,285

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (B)	424,282	424,785

6% non-collateralized loans from officer and shareholder, payable on demand. The original principle balances were $157,101.	85,364	66,364

12% non-collateralized loans from officer and shareholder, payable on demand	12,000	11,000

Accrued Interest	244,115	213,905

Total current related party notes, inclusive of accrued interest	$765,761	$727,339

(A)

This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000. For the nine months ended September 30, 2013 and for the year ended December 31, 2012, $11,285 and $0 of principal was paid on the note balance.

(B)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note was secured by a UCC-1 filing on the Company’s patents and patent applications, which expired and has not been renewed.  For the nine months ended September 30, 2013 and for the year ended December 31, 2012, $500 and $4,550 of principal was paid on the note balance.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, utilities and sales tax due on rent. Occupancy costs for the nine months ended September 30, 2013 and 2012 were $47,223 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in Accounts Payable and Accrued Expenses - Related Parties as of September 30, 2013 and December 31, 2012 are $1,838,369 and $1,647,811, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

During the nine months ended September 30, 2013, the Company issued 9,691,071 shares of restricted common stock valued at $692,750 for outside services. Additionally, the Company amortized (based on vesting) $109,882 of common stock options for employee services, $51,930 for re-priced employee options, and $119,782 of common stock warrants. Unless otherwise described in these footnotes, reference to “restricted” common stock means that the shares are restricted from resale pursuant to Rule 144 of the Securities Act of 1933, as amended.

During the nine months ended September 30, 2013, the Company sold 1,000,000 shares of restricted common stock for $100,000, and issued 675,000 shares of restricted common stock valued at $54,000 in satisfaction of contracted and accrued officers’ salaries.

During the nine months ended September 30, 2013, the Company issued 342,996 shares of common stock valued at $20,994 as partial payment of interest on debt, 4,920,833 shares of common stock in repayment of $343,672 of debt, and 612,500 shares of common stock valued at $45,875 in satisfaction of liabilities.

In the third quarter of 2013, officers and members of the senior management of the Company donated 1,820,000 shares of their personal holdings of common stock to the 2013 Employee Appreciation Stock Pool, which was distributed to the Company’s employees as additional compensation and incentives based on their years in service. This resulted in a non-cash charge to compensation of $145,600. Additionally in the third quarter of 2013, the Company’s Chairman purchased a 5% equity interest in our subsidiary Cyclone-WHE LLC in exchange for 5,000,000 common shares of the Company that he personally owned. During the same quarter, Cyclone-WHE used 2,000,000 of these shares to compensate service providers and consultants, and currently holds 3,000,000 shares which are presented as treasury stock in the condensed consolidated balance sheets. The treasury stock may be used in the future to pay for services or for fund raising activities.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by officers and employees for the nine months ended September 30, 2013, the Company issued 600,000 common stock options, valued at $37,000  (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $0.08 and with a maturity life of 10 years. For the nine months ended September 30, 2013, the income statement charge for the amortization of stock options was $109,882 and the unamortized balance was $25,012.

To improve the common stock position of the Company and help limit dilution, effective with the second quarter of 2013, the four corporate officers unanimously agreed to waive their rights to 2.4 million common stock options (600,000 per quarter collectively) contractually due them over the next 12 months. In lieu of issuing additional options to these officers and all other employees through the end of the year, the Company re-priced 4,185,000 million vested options held by the officers and employees that were priced at a minimum of $0.15 per share ($0.20 average) to $0.10 per share. The result was a non-cash charge of approximately $52,000. The remaining contractual life of the options was not changed.

A summary of the common stock options for the period from December 31, 2012 through September 30, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2012	9,740,000	$0.185	7.4

Options issued	600,000	0.080	9.5
Options exercised	-	-	-
Options cancelled	(600,000)	(0.135)	-
Options re-priced:
Cancelled-old	(4,185,000)	(0.20)	(6.8)
Re-priced	4,185,000	0.10	6.8
Balance, September 30, 2013	9,740,000	$0.139	6.7

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance September 30, 2013	8,540,000	$.153	6.4

Additional vesting by December 31, 2013	600,000	.078	9.3

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Nine Months Ended September 30, 2013
Risk free interest rate	.51%	-	1.41%
Expected volatility	34%	-	107%
Expected term in years	1		5
Expected dividend yield		0%
Average value per options and warrants	$.01	-	$.06

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

B. COMMON STOCK WARRANTS

In the nine months ended September 30, 2013, pursuant to the Company repaying $110,000 of debt with common stock, the Company re-priced 360,000 common stock warrants to $0.10 per share from an average price of $0.30 per share. Additionally, in connection with $200,000 of new debt, the Company issued 565,625 common stock warrants at an exercise price of $0.10 with a 5-year term. The Company also issued 100,000 warrants at an exercise price of $0.10 with a 5 year term (valued at $ 5,900) pursuant to a consulting agreement.

In the nine months ended September 30, 2013, the Company also repaid debt and interest of $364,666 in common stock. The Company re-priced to $0.10 per share (from $0.20 per share) 1,986,222 common stock warrants issued in connection with $544,000 aggregate debt financing in the third quarter of 2012, and issued an additional 993,111 common stock warrants priced at $0.10 pursuant to this repayment event. The warrant holders may exercise the warrants without paying the cash price, and instead have the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares and equal to the total conversion price of the remaining converted warrants. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $0.10 a share (in a “non-exempted” issuance, and based on the most current exercise price), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements.

A summary of outstanding vested warrant activity for the period from December 31, 2012 to September 30, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2012	7,856,165	$.218	2.9

Warrants issued	1,658,737	.087	4.2
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants re-priced:
Cancelled-old	(2,346,222)	(.170)	(3.5)
Re-priced	2,346,222	.080	3.5
Balance, September 30, 2013	9,514,902	$.172	2.5

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine months ended September 30, 2013	Amount	Nine months ended September 30, 2012	Amount
Tax benefit at U.S. statutory rate	34%	$634,989	34%	$785,256
State taxes, net of federal benefit	4	74,705	4	92,383
Change in valuation allowance	(38)	(709,694)	(38)	(877,639)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for nine months ended September 30, 2013 and the year ended December 31, 2012 consisted of the following:

Deferred Tax Assets	September 30, 2013	December 31, 2012
Net Operating Loss Carry-forward	$7,347,942	$6,604,436
Deferred Tax Liabilities – Accrued Officers’ Salaries	(414,010)	(335,635)
Net Deferred Tax Assets	6,933,932	6,268,801
Valuation Allowance	(6,933,932)	(6,268,801)
Total Net Deferred Tax Assets	$-	$-

As of September 30, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $15.3 million that may be offset against future taxable income through 2027. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In 2009 the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. Total lease payments made for the nine months ended September 30, 2013 were $3,467. The balance of capitalized lease obligations payable at September 30, 2013 was $19,469. Future lease payments are:

December 31, 2013	$1,072
2014	4,898
2015	4,383
2016	4,966
2017	4,150
$19,469

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease for an additional 2,000 square feet at a rate of $8.25/ s.f. Effective July 2012 the Company renewed this lease for one year, at an annual rate of $16,800 or $8.40/s.f, terminating in September 2013. The lease has a remaining 1-year extension. The lease expense for the nine months ended September 30, 2013 and 2012 was $14,761 and $14,095, respectively.

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

NOTE 14 – SUBSIDIARIES

In the first quarter of 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company.  Losses of the subsidiary are currently fully borne by the Company, and no allocations were made to the non-controlling interest in the 2013 balance sheet, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of September 30, 2013, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $954 are to be recovered by the parent from future subsidiary profits if they materialize.

In 2010 the Company established Cyclone-WHE LLC (CWHE) to license and market waste heat recovery systems for all engine models. In 2010, the Company sold an equity participation of 5% to a minority investor for $30,000, via the conversion of a Cyclone note payable. Another 5% was purchased directly from the subsidiary by a minority investor for services valued at $30,000 consisting of assistance in marketing, management and financing for projects to be carried out by the subsidiary. These services were amortized over a 12 month period. This investor also received and exercised in 2011 a 2.5% equity purchase warrant in the subsidiary for $50,000.

Effective July 1, 2010, the Company provided a 5% equity contribution in CWHE to the Managing Director of the subsidiary in consideration of $30,000 of future professional services (which were amortized over a 12 month period). Additionally, the executive was granted an option for the acquisition of an additional 5% equity in the subsidiary at a total price of $100,000, vesting half in 12 months and half in 24 months, exercisable for 5 years. No value was attributed to this option, since the subsidiary had no significant operations or assets.

In July 2013, the Company’s Chairman purchased a 5% equity stake in our subsidiary CWHE in exchange for 5 million shares of his common stock in the Company. In connection with this purchase, the executive also agreed to release the security interest held by his company, Schoell Marine, on certain of the Company’s engine patents, which was collateral on approximately $425,000 in debt owed by the Company to Schoell Marine. The executive also agreed to provide 12 months of consulting services without additional compensation to CWHE.

In July 2013, as part of a Joint Manufacturing Operations Agreement, Precision CNC LLC (of Ohio) received a 5% interest in CWHE to provide expertise and management for its production operations (vesting over the following two years). Precision CNC was also given the right, during this period, to purchase up to an additional 5% in Cyclone-WHE at the then current valuation of that company. Concurrent with this agreement, CWHE was re-domiciled to Ohio.

The total losses of the CWHE subsidiary for the nine months ended September 30, 2013 and for the year ended December 31, 2012 were $39,601 and $0 respectively. Losses of the subsidiary are currently fully borne by the Company in the condensed consolidated statements of operations. There is no guarantee of future profits or positive cash flow of the subsidiary that will be realized.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

In the nine months ended September 30, 2013, the Company had collected $502,882, which relates to work in progress billings due from the U.S. Army/TARDEC contract, which has been recorded as revenue under the milestone method of revenue recognition for the contract. Additionally, the Company recorded $150,000 in revenue from the amended and restated license with Phoenix Power, which also fell under the milestone method of revenue recognition. As of September 30, 2013, the Company has no billed accounts receivables.

As of September 30, 2013, total backlog for prototype engines to be delivered in the following twelve months was $2.15 million, of which approximately $0.5 million has been paid under the Company’s Phoenix Power and Combilift agreements, collectively, and $1.25 million had been paid under the U.S. Army contract.  The Company expects the balance from these projects to be paid over the following six to nine months of the respective contracts’ development periods, as engines are delivered to the customers.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, on August 13, 2013, the Company renegotiated the conversion calculation for new and prior related debt ($200,000 aggregate). The new conversion price into common stock is the lessor of $.08 or 70% of the lowest closing price in the 20 trading days previous to the conversion. Under provisions of ASC Topic 815-40, this revised conversion triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

At the time of the revised conversion provision, the Company recognized a derivative liability of $107,187 with a discount offset against the underlying loan. In the quarter ended September 30, 2013, the Company recorded a $47,717 non-cash charge to interest expense (reflective of debt discount amortization), and $595 of derivative income related to adjusting the derivative liability to fair value.

The Company calculates the estimated fair values of the liabilities for derivative instruments at each quarter-end using the BSM option pricing model and Monte Carlo simulations. The closing price of the Company’s common stock at August 13, 2013 and September 30, 2013 was $.074 and $.059, respectively. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities are indicated in the table below. The volatility was based on historical volatility, the expected term is equal to the remaining term of the debt and the risk free rate is based upon rates for treasury securities with the same term.

Volatility	86%	-	102%
Risk Free Rate	0.02%	-	0.08%
Expected Term (years)	0.1	-	0.6
Dividend Rate		0%

NOTE 17 – SUBSEQUENT EVENTS

In October 2013, the Company received notice from several unaffiliated shareholders, that they had purchased approximately $50,000 in 12% uncollateralized demand notes from a trust that had loaned the Company $153,000 in 2012. In exchange for these demand notes, the Company issued to these holders four new 12 month 12% interest promissory notes, convertible into common stock at $.04 per share. Shortly thereafter, the holders converted an aggregate of approximately $57,000 of the new notes and interest into 1,421,713 shares of common stock.

In October 2013, the Company received notice from a fund that had previously provided $200,000 in 12% convertible promissory notes, that it was electing to convert up to $100,000 of that note into common stock at a price equal to 70% of the lowest closing price of the Company’s stock in the previous 20 trading days. To date, this conversion has amounted to 1,950,000 shares valued at approximately $60,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model (the WHE) currently expected to go into limited production by early 2014. Management believes that sales of these engines could ramp-up in 2014. While the Company started to generate revenue as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, with a focus on its engine commercialization program, management will seek license and development agreements that provide up-front or milestone payment revenue to the Company, and continue to raise capital by means of equity or debt offerings.

With respect to its financing endeavors, in the first nine months of 2013 the Company closed three material transactions:

In April through August, the Company closed $200,000 in promissory notes that are convertible into common stock at the lower of $0.08 per share or 70% of the lowest closing price for the 20 trading days prior to conversion. The notes bear 12% interest with a 10% Original Issuance Discount (OID). As of November 15, 2013, approximately $60,000 of these notes had been converted to common stock.

In June the Company closed a $226,250 convertible promissory note which bears 10% interest with a 9.1% OID. The note matures in July 2014 with monthly repayments of approximately $28,000 starting in late December 2013. The principal amount of the note can be converted by the Company to common stock at a 30% discount to market, or by the lender at a hard conversion floor price of $0.10 per share. The lender also received 565,625 five-year warrants to purchase shares of the Company’s common stock at a price of $0.10 per share. The agreements contained certain price protection and cashless exercise provisions.

In August the Company closed a $400,000 senior secured promissory note that bears interest at a stated 12% with a 6% redemption premium. The note matures in 12 months, with monthly repayments of approximately $44,600 starting December 1, 2013. This Note is not convertible into stock unless agreed to by both the Company and the lender, and is collateralized by the Company’s assets.

Additionally, with respect to three convertible promissory notes issued in 2012, in March through September 2013, the Company satisfied in full $364,666 of principal and interest due by issuing approximately 5.3 million shares of common stock.  These notes have been retired.

The proceeds from the promissory notes issued in 2013, along with certain other smaller equity and debt transactions, have provided a significant portion of the capital needed to carry on the research and development operations of the Company through the first nine months of the year. Additionally, the Company recorded approximately $715,000 in revenue during this period comprised of the following:

Under its contract with the U.S. Army / TARDEC (the “U.S. Army Contract”), the Company successfully achieved the two major milestones triggering an aggregate of $503,000 in funding payments from the government. This $1.4 million Phase 1 R&D program involves the development of a highly compact, multi-fuel capable 10kW auxiliary power unit for military combat vehicles, both as an on-board power supply or a dismountable unit for forward operating bases. The final delivery date for engines is being rescheduled to April 30, 2014 by agreement of the two parties, based in part on government delays beyond the control of the Company. Management is currently working with several consulting groups and other partners to pursue Phase 2 funding for this program from public and private sources, which if successful, could generate several million dollars in revenue to the Company over the following years.

Under its restated license agreement with Phoenix Power Group (“Phoenix”), the Company recognized $150,000 in revenue by meeting the first critical milestone set forth in the amended agreement. This milestone involved completing revisions to the Company’s WHE engine after a full design analysis by The Ohio State University’s Center for Automotive Research (“OSU CAR”). This project is more fully described below.

Under its license agreement with Great Wall Alternative Power Systems (“GWAPS”) in China, the Company also recognized $62,500 in revenue. Based on mutual agreement, the parties terminated this license agreement in the third quarter of 2013. GWAPS no longer had the resources available to further its original development and manufacturing strategy. Relations between the parties remain good, and the Company expects to enter into a broader Teaming Agreement with entities affiliated with GWAPS to pursue sales and marketing in China of engines that Cyclone builds for the waste-to-power market. The Company may also seek other licensees in China in its full discretion.

Management understands that the future success of the Company is substantially dependent on the commercialization of its engine technology, which it believes will result in strong and consistent sales revenue in the coming periods. Moreover, management has identified the “micro-grid waste-to-power” sector (under 200kW of power output, using waste or exhaust heat as the primary fuel source) as one of several major business opportunities for the Cyclone engines due to their compact, efficient design and great adaptability to run on raw heat sources. Management believes that the Company can achieve considerable market penetration in this area over the following years, as businesses, industrial sites, municipal waste authorities and agricultural concerns gain greater understanding of the necessity and economic benefits of utilizing waste resources more effectively. This potentially represents a multi-billion dollar business in the U.S. alone, with even greater possibilities overseas in rapidly-industrializing and developing nations.

The Company has implemented a three-prong plan to advance its engines to commercialization, which includes: (1) securing additional engineering expertise, (2) establishing manufacturing partnerships, and (3) working closely with partners and future customers to integrate and optimize complete power systems. With respect to the Company’s 10 horsepower WHE, which management believes is the closest of its several engine models to “Generation 1” production readiness, this plan is being executed through the 74% owned subsidiary entity Cyclone-WHE (“CWHE”). Substantial progress has been made to date as follows:

In July 2013, CWHE commenced work with OSU CAR to perform finite element and dynamic stress analysis of the WHE engine, followed by independent durability testing and validation. OSU CAR, through a distinguished engineering team (including a senior engineer from General Motors), has completed the first phase of this program as of September. The next generation WHE (named the WHE-DR) has been designed and built with their assistance, and durability and performance testing has commenced. The estimated completion date of this program is the end of December 2013.

Also in July, CWHE signed a Joint Manufacturing Operations Agreement with Ohio-based Precision CNC, Inc., a high-tech, prototype to production machine shop with which the Company has been working over the past four years. The agreement between CWHE and Precision CNC covers the co-location of engineering, production and assembly space in a new leased facility capable of turning-out at least 1,500 engines per month over the next few years. It also covers the purchase of dedicated CNC machinery to assure quick and accurate turn-around of engine parts; co-employment of certain staff members to decrease costs; and reduced and transparent pricing structures.  As of the current date, the new facility is being prepared for move-in by Precision CNC (estimated in early December), and CWHE is interviewing engineers and other personnel to comprise its Ohio-based manufacturing team.

Over the last year, CWHE and Cyclone have signed several important teaming and joint-development agreements with companies that have synergistic capabilities in the waste-to-power market, including biomass gasification, methane production and flaring, and micro-grid electrical power generation. These companies include Enginuity Energy, B&W Constructors, Clean Carbon in Australia, and Phoenix Power.

These teaming partners comprise just a few of the future customers for Cyclone’s engines, starting with pilot programs in 2014, and ramping-up to full-scale production and market sales. The Company has employed a wholesale / OEM sales model, whereby it will sell engines to other technology and manufacturing customers such as these companies for use in their “heat producing” equipment. In this way, Cyclone can focus on engine manufacturing and improvements, and choose strong distribution customers to bring final products to market.

Management believes that its strategic program to ready the WHE by the end of this year for limited Generation 1 production will be successful. This is expected to lead to consistent sales revenue of these engines, as well as provide a solid framework for the advancement of its other engine models, including the larger and more sophisticated Mark series of engines. Additionally, such efforts in the commercialization of its engine technology can attract other synergistic partners, funding sources, and governmental program assistance geared toward job creation and manufacturing growth.

Non-Cash Derivative Accounting Effect on Deficit and Paid-In Capital.  In 2011, the Company converted and retired 750,000 shares of Series A Convertible Preferred stock, which was subject to derivative liability presentation. The Company was required to record the estimated value of the Series A Preferred stock as a long term liability on its balance sheet.  Dependent on the market price of the Company’s common stock at the end of each reporting period, this valuation method either created a non-cash expense or non-cash income, recorded on the Company’s statement of operations for such period. The cumulative net effect of this accounting was to increase the Company’s additional paid-in capital and accumulated deficit by approximately $30 million at the time of conversion in May 2011.  There were no effects on the Company’s cash flow or results of operations, and $30 million in investment proceeds (reflected in the $50 million Accumulated Deficit line in the Balance Sheet) were neither collected by the Company nor spent on operations.

Stock for Services and Contracts. Despite its limited cash resources, the Company is able to retain engineering, consulting, legal and accounting personnel partially through the issuance of Rule 144 restricted common stock and options. In the third quarter of 2013, the Company, on a consolidated basis issued 7,025,000 shares of common stock to consultants and service providers, which included 2,000,000 shares issued from the holdings of Cyclone-WHE to its contracted service providers. This resulted in a consolidated non-cash charge to the Company of $473,750 in the third quarter.

Also in the third quarter, the Company implemented the 2013 Employee Appreciation Stock Pool, under which four of the Company’s officers and upper-level management donated approximately 1.8 million shares of their personal common stock holdings back to the Company, to be issued to non-executive employees based upon their seniority and service to the Company over the previous five years. Each employee received 100,000 shares for the first year of service, 20,000 shares for each additional year up to a total of 200,000 shares. No new shares were issued by the Company, as all stock was previously owned by the four officers. There was, however, a resulting non-cash charge of $145,600 in the third quarter from this transaction.

Research & Development. As a research and development company, a material portion of all funds raised or generated through operations are placed back into the R&D activities of the Company. The Company’s R&D expenses were $573,600 for nine months ended September 30, 2013.

Commitments for Capital and Operational Expenditures. Should additional funding be secured, the Company could consider a significant purchase of facilities or equipment, and possibly a synergistic corporate acquisition.  The Company would also increase the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff, both at the parent and subsidiary levels. Such new hires would considerably increase the Company’s monthly operational expenses.

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

In the opinion of management, all adjustments considered necessary for a fair presentation for interim financial statements have been included and such adjustments are of a normal recurring nature.  The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2012.

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue. The Company recognized $212,500 in revenue in the three months ended September 30, 2013, of which $150,000 was from the successful fulfillment of the first milestone under the revised Phoenix license. An additional $62,500 was recognized from revenue previously deferred from the Great Wall (China) license upon contract termination. The Company recognized $502,045 of revenue for the comparable period in 2012 from the successful fulfillment of the first milestone under the U.S. Army Contract.

Gross Profit. Gross profit for the quarter ended September 30, 2013 was $79,366, the majority of which was from the Great Wall revenue. For the same period in the previous year the Company recognized $168,607 from the U.S. Army Contract.

Operating Expenses. Operating Expenses incurred for the quarter ended September 30, 2013 were $777,559 as compared to $782,238 for the same period in the previous year, a reduction of $4,679 (or 1%). Higher general and administrative expenses of $96,425 (or 20%) were reflective of increased legal and professional fees and $145,600 of a non-cash charge for 1.8 million shares of common stock contributed by officers and senior management to the Employee Appreciation Stock Pool. This was offset by a decrease of $70,816 (or 26%) in research and development costs attributable to the reduction of non-essential staff and primary expenditures for contracts to be completed.

Operating Loss. The operating loss for the quarters ended September 30, 2013 and 2012 was $698,193 and $613,631, respectively, an increased loss of $84,562 (or 14%), due to the factors outlined above.

Other Income (Expense).  Net other expense for the quarter ended September 30, 2013 was $173,701, largely due to interest expense (increased debt levels and derivative accounting debt discount amortization). This compares to a net other expense of $127,308 for the quarter ended September 30, 2012, fully attributable to interest expense.

Net Loss and Loss per Share.  The net loss for the quarter ended September 30, 2013 was $871,894, compared to net loss of $740,939 for the same period in the previous year, a higher loss of $130,955 (or 18%). The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue. The Company recognized $715,382 in revenue in the nine months ended September 30, 2013 from the successful fulfillment of the first Phoenix milestone ($150,000), the third and fourth milestones under the U.S. Army Contract ($502,882) and recognition of the Great Wall deferred revenue ($62,500). For the comparable period in 2012, the Company recognized $882,490 of revenue, of which $502,045 was from the U.S. Army Contract and $380,445 was from delivery of two engines to Raytheon Integrated Defense Systems.

Gross Profit. Gross profit for the nine months ended September 30, 2013 was $286,826, primarily attributable to the U.S. Army Contract. For the same period in the previous year, the Company recognized gross profit of $327,144, reflecting $208,537 profit on the Raytheon contract, $168,607 profit on the U.S. Army Contact, less a $50,000 contract fee pertaining to the original Phoenix license.

Operating Expenses. Operating Expenses incurred for the nine months ended September 30, 2013 were $2,024,988 as compared to $2,626,387 for the same period in the previous year, a reduction of $601,399 (or 23%). The majority of the decrease was due to lower general and administrative expenses of $334,448 (or 19%), reflective of the reduced amortization of employee stock options previously issued, and reduced non-essential staff and related costs. The Company also had a decrease of $198,868 (or 26%) in research and development expenses, as more resources were directed to completing contracts.

Operating Loss. The operating losses for the nine month periods ended September 30, 2013 and 2012 were $1,738,162 and $2,299,243, respectively, a decreased loss of $561,081 or 24%, due to the factors outlined above.

Other Income (Expense).  Net other expense for the nine months ended September 30, 2013 was $383,825 primarily due to interest expense (increased debt levels levels and derivative accounting debt discount amortization) and amortization of warrants issued pursuant to debt. This compares to a net other expense of $101,957 for the nine months ended September 30, 2012, which was inclusive of interest expense of $190,983 net of a derivative-related gain of $114,626 attributable to the Phoenix warrant.

Net Loss and Loss per Share.  The net loss for the nine months ended September 30, 2013 was $2,120,987, compared to net loss of $2,401,200 for the same period in the previous year, a reduced loss of $280,213 or 12%. The net loss per weighted average share was ($0.01) for both the current and prior periods.

Liquidity and Capital Resources

At September 30, 2013, the net working capital deficiency was $3,965,781 as compared to a deficiency of $3,363,256 at December 31, 2012, an increase of $602,525 or 18%.

For the nine months ended September 30, 2013, cash increased by $136,167 from the beginning of the year. This is reflective of funds provided by $870,000 of new debt funding, the sale of common stock of $100,000, reduced inventory of $190,683, higher accounts payable and accrued expenses of $159,490, and increased payables and accrued expenses to related parties of $260,136. Funds were used by the net loss of ($2,120,987), debt repayment of $161,922 and a realization of deferred revenue of $210,400. Non-cash charges for the nine months were from the issuance of common stock, warrants and options for services of $577,401, $145,600 pursuant to the use of 1.8 million shares of Company common stock donated by officers/management for employee compensation, and $119,782 of warrants issued pursuant to repayment of debt in common stock.

For the nine months ending September 30, 2012, funds were primarily used by the net loss of ($2,401,200), $427,500 for repayment of debt, a decrease in deferred revenue and license deposits of $419,336, and an increase in fixed assets of $69,265. Funds were provided by the net sale of shares of common stock of $738,929, proceeds of $925,000 from promissory notes, an increase in accounts payable and accrued expenses of $178,275, and an increase in related party notes, payables and accruals of $254,426. Additionally, to conserve cash the Company issued 2,687,603 shares of common stock and 3,090,000 common stock options for services - a non-cash charge to the Income Statement of $1,002,867 in the 2012 nine-month period.  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock) under its license with Phoenix.

Cash Flow Management Plan

The Company incurred substantial operating losses for the nine months ended September 30, 2013 of approximately $1.7 million. Cumulative operating losses since inception are approximately $20 million (inclusive of cash, stock and other equity-related expenses). The Company has a working capital deficit at September 30, 2013 of approximately $3.9 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities or, in a worst case scenario, shut-down operations.

Management’s intentions are focused on revenue from development contracts, license agreements, and sales of products and prototypes, which are forecasted to ramp-up in 2014. We expect to receive about $140,000 from the U.S. Army Contract and another $300,000 from Combilift within the following six months.  Additionally, we have contracts in various stages of negotiation that could generate another $2 million in cash and revenue over the following 12 to 24 months. We are also seeking Phase 2 funding on our U.S. Army Contract which could provide several more million dollars in revenue to the Company over the next 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

We are working with the State of Ohio with respect to the expansion of our manufacturing capabilities there in connection with our partners Precision CNC and OSU CAR.  These discussions could lead to low interest loans and grants from Ohio for machinery purchases, facility expansion and technology development. We submitted applications for these programs in the third quarter, although no assurance can be given that we will be successful in winning a state award.

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

We expect cash flow needs to be approximately $150,000 per month during the last few months of 2013 due to certain expense reduction steps we have recently taken including temporarily reducing the number of employees who were not directly working on or needed for revenue producing projects.  We believe that monthly expenses will increase to approximately $200,000 after the end of the year. Cash expenses of approximately $2.4 million in 2013 will exceed revenue for the year, which we have managed by pursuing the sale of securities or debt.

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

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chairman and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2013. Based upon that evaluation, our Chairman and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceeding at this time. The Company has certain demand notes, which if called by the respective noteholders at a time when the Company was unable to repay, could reasonably lead to legal proceedings.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2013 the Company issued:

●

An aggregate of 5,025,000 shares of common stock to consultants and service providers of the Company with an aggregate value of $333,750, plus an additional 2,000,000 common shares under a consulting agreement valued at $140,000 issued from the treasury stock holdings of the Company held by Cyclone-WHE. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

●

An aggregate of 2,094,785 shares of common stock to two investment funds in connection with the conversion of $92,171 in principal and interest on two separate convertible promissory notes. An additional 1,428,571 shares valued at $100,000 was issued to a third investment fund as a fee in connection with the establishment of senior secured debt structure. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The debt holders were accredited investors who had completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuance.

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

Cyclone Power Technologies, Inc.

November 19, 2013	/s/ Harry Schoell

Harry Schoell
Chairman and Chief Technical Officer
(Principal executive officer)

November 19, 2013	/s/ Bruce Schames

Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)