Form 10-K
period 2013-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2014-04-15
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    ☐  Yes    X  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed fiscal year was approximately $6,000,000.

The number of shares outstanding of the registrant’s common stock as of March 31, 2014 is 328,824,365

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS

FORM 10-K

Part I

Item 1.    Business

Summary

Cyclone Power Technologies (OTCQB: CYPW) is a clean-tech innovation company based in Pompano Beach, Florida. Our mission is to develop power technologies that lead to more efficient and diverse utilization of energy resources, less dependence on fossil fuels, and a cleaner environment.

Since 2006 Cyclone has completed multiple prototype stages and received 33 patents on the Cyclone Engine, an external heat engine that generates mechanical power by expanding super-heated steam rapidly inside its cylinders. This steam expansion pushes pistons and turns a shaft. Hot water is then expelled into a condenser to cool and return to the external heat source to repeat the process in a closed loop. This is a Rankine cycle, which is how nuclear and coal-fired power plants produce electricity.

What makes the Cyclone Engine different from power plants is size. Cyclone Engines are compact systems that can be used for distributed power generation (i.e., a small electric home generator that also co-generates hot water and space heating) and transportation applications. Unlike power plants that use turbines which are difficult to build cost-effectively and run efficiently in small sizes, we are designing our engines to be easy to manufacture, high performance, compact piston engines.

What makes the Cyclone Engine different from piston steam engines of the past is efficiency. Based on current testing, we are able to convert up to approximately 33% of the energy content of fuel into usable power. This is approximately a 400% improvement over historical steam engines and on par with today’s small diesel engines. We are able to achieve such high thermal efficiencies because we have figured out how to run our engines without using lubricating oil which carbonizes at high temperatures. Without that limitation we are able to utilize steam heated to the same temperature and pressures as used by large power plants. High temperature = high efficiency; and high pressure = high power density.

What makes the Cyclone Engine more useful than diesel engines is fuel diversity. As an external heat engine that uses steam to create mechanical power, how that steam is created is of little consequence. We can use traditional fossil or bio-fuels in our patented, clean-burning combustion chamber. We can integrate our engine with gasifiers that dispose biomass and bio-waste. We can capture exhaust heat from furnaces or other engines. We can even use solar thermal collectors to harness the energy of the sun.

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

We currently have three engines in development addressing three markets that present what we believe to be the best and most immediate opportunities:

•

Waste-to-Power: Our WHE model engine addresses the alternative and renewable energy markets to convert biomass, bio-waste, waste fuels and waste heat to usable mechanical and/or electric power. Our business model is to manufacture and sell these engines to commercial customers and vertical partners starting in 2014 through our subsidiary, Cyclone-WHE LLC.

●

Portable / Mobile Power: Our S-2 model engine is being developed under contract with the U.S. Army as a portable, multi-fuel power generator for vehicles and forward operating bases. Our business model is to partner with large military OEMs to attract defense contracts and grants for further development and eventual product integration and distribution. The S-2 engine, and the less complex two-cylinder Mark 2 model, have great commercial potential as well, specifically for small-scale co-generation (combined heat and power) applications.

•

Transportation and Equipment: Our Mark 5 model engine is a powerful, multi-fuel and clean burning demonstrator for the automotive, marine and off-road equipment markets. Our business model is to secure strong development partners in these sectors to provide program funding and support to allow us to complete a heavy equipment and vehicle integration in 2014/2015.

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

Business Model

Our business objective is to design and develop engines that we can manufacture through contracted parties for direct sale to customers, which include Original Equipment Manufacturers (OEMs) of different clean combustion / heat technologies (such as biomass gasifiers and pyrolyzers, methane and natural gas flares, wood pellet furnaces, solar collectors and similar items), and OEM’s in the equipment / transportation sectors.  We also license our technology to manufacturers and other producers of specialized applications.

Based on this business model, our revenue has or will come from:

●	Development and engineering fees from customers, partners and licensees;
●	Direct sales revenue from engines we manufacture in-house or through contractors;
●	Up-front license fees and on-going royalties based on sales by our licensees.

With respect to certain waste-to-power applications, we may also realize revenue through the development, design and installation of power generation systems (inclusive of our engine and an electric generator), which could be sold to customers or provided to end-users through a Power Purchase Agreement (PPA). Waste-to-power is the process of using waste resources -- such as waste heat from a chimney, methane from a land fill, or animal / plant waste from farms – in a combustion process to power our steam engine which, in turn, drives an electric motor, water pump or other similar equipment.  We have established a specialized subsidiary company – Cyclone-WHE LLC, of which we own approximately 74% of its equity – to pursue these opportunities.

Since inception, much of our efforts have been focused on development of our technology and engine prototypes. As a result, we have recognized limited revenue of $715,382 and $1,133,531 in 2013 and 2012, respectively. We also had $416,186 in deferred revenue as of the end of 2013 from several license and development agreements.

We have secured several important customers and development partners for our technology, which include:

●

U.S. Army / TACOM: In February 2012, we completed an acquisition of all of the material assets of Advent Power Systems, Inc., which included a $1.4 million contract from the U.S. Army / TARDEC (the “U.S. Army Contract”) to develop a prototype auxiliary power unit for the Abrams M1 Main Battle Tank, Bradley Fighting Vehicle and Stryker Armored Vehicle. As of December 2013, we completed successfully four milestones under our contract, which included the commencement of engine testing at our facility. Based on these four completed milestones, we have received approximately $1.25 million in fees from the Army.  We anticipate completion of this program in April 2014, and are currently working to secure funding through the Department of Defense and other sources to continue development of the S-2 engine to commercialization.

●

Phoenix Power Group: We have a license with Phoenix Power that provides them with the exclusive, worldwide rights for 10 years with a 5-year renewal term to utilize Cyclone Engines for power generators combusting waste automotive motor oil. Under its license Phoenix has paid us $440,000 in license and development fees, and will pay us on-going royalties from their generator system sales. We amended and restated Phoenix’s license in September 2013, to provide that Phoenix would purchase WHE engines for a period of at least five years from our subsidiary, Cyclone-WHE, at prices to be determined at a future date. In order to maintain its exclusivity under this ten-year license, Phoenix must purchase at least 6,500 engines during the initial five-year period after delivery of the first running prototypes. The 10kW WHE model will be the first engine to be provided; however, all Cyclone engines are covered under the license. Upon completing certain engine development milestones, this agreement will be transferred to Cyclone-WHE to execute the production phase of this program.

●

Combilift: We have a license agreement with Combilift, a global materials handling and lift equipment manufacturer based in Ireland. Pursuant to the agreement, Combilift has the exclusive, worldwide rights to use the Cyclone Mark 5 engine to drive their lift equipment. For these rights, Combilift has paid $100,000 to date, and is expected to pay another $300,000 in fees as development and delivery of two prototype engines progresses over the next year. During of the term of the agreement, Combilift is expected to purchase engines from Cyclone, based on their requirements and on pricing terms to be determined by the parties upon the completion of the initial prototype engines. This is a 15 year license, with a 15 year renewal term, and is terminable after 30 days if either party fails to cure a material breach of the agreement, or immediately by Cyclone if Combilift is dissolved, liquidated or is bankruptcy.

●

Team Steam USA: Through our 95%-owned subsidiary, Cyclone Performance LLC, we have built a streamliner vehicle meant to break the land speed record for steam powered cars. The vehicle will be powered by our Mark 5 engine. We see this program, which is predominantly sponsor-funded, as an important “halo” project meant to shine a light on the power and performance of Cyclone engines. Our goals are two-fold: (1) use the project to learn more about our engines in an extreme working condition, and (2) use the publicity to attract partners and strategic long-term investors in the automotive world. These are important steps in our commercialization plan for the transportation side of our Mark Series of engines development.

Waste-to-Power Subsidiary

In 2013, we set a critical path to accomplish the goal of bringing our first engine (the Waste Heat Engine, WHE) into manufacturing in 2014 through our 74%-owned subsidiary, Cyclone-WHE LLC (“CWHE”). The WHE is designed to be used with other heat producing technologies and equipment, such as furnaces, gasifiers, methane flares, and industrial chimneys. In these cases, heat or dirty gases are produced in the disposal of waste products, or heat is expelled as a wasted by-product of another commercial process. Through use of specially designed heat exchangers, we can capture that wasted energy and use it to power the WHE, which can then run electric generators, pumps and similar devices. This process is called distributed waste-to-power.

Over the last 12 months, we have made considerable progress towards the goal of transitioning the WHE into a manufacturing mode. These achievements included:

●

Partnering with The Ohio State University’s Center for Automotive Research (CAR), which has brought the expertise of several senior engineers with vast backgrounds in multiple disciplines critical for the success of the WHE commercialization program. This working relationship commenced in July 2013, and in March 2014, CWHE signed a new Agreement for Testing/Special Services with CAR. The project to be conducted at CAR will be broken into several phases over a 20 month period. Phase I involves the current modeling, analysis and testing to help place into production a 22hp Generation 1 WHE for sale to early adapter customers in 2014. In Phases II and III which is anticipated to commence in Q3 2014, CAR will support the development of a Generation 2 engine for mass production in 2015 with significantly reduced manufacturing costs, increased durability validation and maintenance predictability. All modeling and data developed from this project will belong to CWHE, and we can terminate this agreement on 30 days’ notice at our discretion.

●

Forming a joint operating agreement with our engine manufacturing company, Precision CNC. Our agreement with Precision CNC is meant to establish a framework and base of operations for commencement of production of the 22hp WHE model engines this year. The agreement between CWHE and Precision CNC covers the co-location of engineering, production and assembly space in a new leased facility capable of turning-out at least 1,500 engines per month over the next few years. It also covers the purchase of dedicated CNC machinery to assure quick and accurate turn-around of engine parts; co-employment of certain staff members to decrease costs; and reduced and transparent pricing structures. Additionally, Precision CNC has received a strategic, performance-based equity stake in CWHE.

●

Establishing a base of over 100 potential customers inquiring about the first WHE engines, and obtaining letters of interest for the initial 300 engines from our current partners, and early commitments for over 6,000 engines during the first five years of production.

●

Forging strong ties with local leaders in Ohio, and pursuing grant and loan opportunities to help fund the next phases of engine development. We have also re-domiciled CWHE from Florida to Ohio in order to fully take advantage of the incentives available to technology and manufacturing companies in that state.

Development Status of Technology

The Cyclone Engines are in development, however, prototypes of several different models and sizes are near completion. The following lists each of the Cyclone Engines that we have in development:

Model	Size	Uses	Stage
WHE Waste Heat Engine	22 HP	Waste heat recovery, waste fuels, biomass-to-power	Gen 1 Production Unit (1)
S-2	15 HP	Auxiliary power for military vehicles, portable power	Alpha Prototype (2)
Mark 2	15 HP	Small-scale distributed power, micro-CHP	Beta Prototype (3)
Mark 5	100 HP	Transportation, commercial power, military	Beta Prototype (3)

(1)	“Gen 1 Production Unit” refers to an engine in the process of being engineered for manufacturing.
(2)	“Alpha Prototype” refers to a working bench model engine, which demonstrates proof of concept.
(3)	“Beta Prototype” refers to a second generation prototype engine, which has undergone significant testing at Cyclone’s facility.

Our engines have not yet undergone customer field testing, and there is no guarantee that they will successfully meet customer expectations when completed.

Research and Development Activities

As a technology research and development company, much of our annual expenses are dedicated towards R&D, including labor costs, material costs, tooling and equipment and other expenses required to run our business. Our R&D expenditures for 2013 and 2012 were $772,795 and $1,091,501, respectively.

We actively pursue development agreements with customers, whereby we will develop an engine, design plans or other products to spec at the customer’s full or partial expense. Sometimes these arrangements are part of a more expansive license agreement. We currently have multiple R&D-type agreements in place, and believe that at this time approximately 40% of our R&D operations are funded by our customers.

Prototyping and Manufacturing

We currently contract with multiple suppliers for the production of many of our prototype parts, which we design and then assemble and test at our facility. In 2013 we acquired the machinery and recruited the talent to produce in-house a greater portion of this prototype manufacturing work, which we believe has saved us considerable time and money.  For production manufacturing, we intend to contract with one or more manufacturers that have the expertise, machinery, tooling and other capital assets required to commercialize and manufacture in mass production our engines. Precision-CNC, our partner in Ohio, is one such manufacturer.

Competitive Business Conditions

We believe that our technology, which is a small-scale heat-regenerative, Rankine cycle external combustion engine, has little direct competition. However, depending on the industry in which these engines are applied, indirect competitors utilizing different technologies do exist.

Currently, there are several companies which have developed and commercialized other types of external heat engines, such as Stirling engines. Stirling engines are similar to our technology and are used in overlapping applications (such as solar thermal power generation), however, the two engine technologies have several major differences, including size, power-density, and adaptability to fluctuations in heat and load. Based on preliminary testing and analysis, we believe that our engine technology may be superior to the Stirling engines in these aspects; and as a result, has more applications in waste heat and mobile uses (i.e., cars, trucks and ships). We have not yet commercialized our engine technology, and these claims are still to be proven. Also, several Stirling engine companies such as Infinia Corp. have greater capital resources than we do, which could help establish their technology in the marketplace quicker than we can.

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

In our opinion, hybrids are an attempt to stretch the technological life span of the I/C engine that is reaching a point of diminishing returns in terms of emissions and fuel efficiency improvement. Those electric vehicles that operate without the “auxiliary’ I/C engine and run solely on batteries or fuel cells have short operating ranges, making them suitable only for localized, low-speed areas like core metro areas or gated communities. In short, these vehicles, which are economically-viable due in part to government subsidies, may not ultimately be the types of cars that most Americans want to drive.

The following table summarizes the primary industries in which we plan to compete, and the competitive technologies in those industries, as well as some of the leading companies. We cannot provide any assurances that we will be able to compete successfully with these technologies or companies.

	Competition	Companies
Waste Heat Recovery	-Organic Rankine Cycle -Thermal-electrics	-Calnetix (now GE) - Caterpillar - Voith Turbo
Distributed Power Generation	-Mini-turbines -Fuel cells	-Capstone Turbine -Bloom Energy
Solar Thermal	-Stirling engines	-Infinia Solar -Stirling Energy Systems
Automotive	-Clean diesel -Hybrid/plug-in electric	-Major auto manufacturers -Tesla

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

We require all customers, suppliers and other partners to execute Non-Disclosure Agreements. We also require our employees and certain contractors to sign agreements that assign to us any innovations or discoveries they develop while working for us or working with our technology. Our license agreements contain similar assignment provisions. We feel that these efforts are satisfactory in protecting our technology with respect to people and companies with which we have direct business relationships.

Sources and availability of raw material

We purchase raw materials and components from multiple sources, none of which may be considered a principal or material supplier. If necessary we could replace these suppliers with minimal effect on our business operations.

Dependence on one or a few major customers

We currently have three primary contracts for development and licensing of our engine technology: Phoenix Power Group, Combilift and the U.S. Army / TARDEC. Because of the diversification of applications, uses and business models, and the current stage of our development / product sales cycle, we do not believe that the loss of one licensee or development partner would have a material adverse impact on our current or future operations. Additionally, we are actively pursuing other licensees and development partners in other product categories.

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

Employees

As of December 31, 2013, we had 15 full-time employees including management, and one part-time employee. We consider our relations with our employees to be good. None of our employees are covered under any labor union or collective bargaining agreement.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate in a leased warehouse facility owned by Schoell Marine, Inc., a company wholly-owned by our Chairman and CTO, Harry Schoell. Schoell Marine leases 6,000 sf of space to the company at approximately $12/sf, ($64,800 per year) which we believe to be at or around market rates for industrial space in the area. Our address is 601 NE 26th Ct., Pompano Beach, FL 33064. In 2012, we also extended a year-to-year lease with an unaffiliated third party for an additional 2,000 sf adjacent to our facility, for which we pay $1,400 per month in rent. We believe these facilities are in good condition, but we still may need to expand our operating space further as our research and development efforts expand.

Under our Joint Operations Agreement with Precision CNC, CWHE has agreed to sub-lease approximately 2,500 s.f. of office and warehouse space at their new facility in Lancaster, Ohio, for a monthly rent of $2,500, once operations there commence. This fee also includes some shared employees and other resources. We expect to have several of our production engineers and assembly technicians located at this facility, as well as dedicated CNC machines, inventory, and testing equipment. At this time, the facility in Lancaster is being completed for full move-in.

Item 3. Legal Proceedings

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

According to the records of our transfer agent and NOBO listing, as of March 31, 2014, there were approximately 4,000 shareholders of record of our common stock, and two shareholders of record of our Series B Preferred Stock.

Year Ended December 31, 2013

	High Bid Price	Low Bid Price
First Quarter	0.10	0.07
Second Quarter	0.10	0.06
Third Quarter	0.08	0.06
Fourth Quarter	0.06	0.02

Year ended December 31, 2012

	High Bid Price	Low Bid Price
First Quarter	0.25	0.16
Second Quarter	0.20	0.13
Third Quarter	0.16	0.10
Fourth Quarter	0.13	0.04

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

Issuance of Unregistered Securities. In the fourth quarter of 2013, the Company issued:

●

1,666,666 shares of common stock to two accredited investors for $50,000 in investment proceeds. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were accredited investors who completed Accredited Investor Questionnaires, and received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

●

9,627,806 shares of common stock to nine different convertible note holders in connection with the conversion of $292,988 in Company debt. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

●	3,952,830 shares of common stock to three service providers with an aggregate value of $153,190. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

●

479,065 shares of common stock to two contractors in connection with a conversion of $27,145 in payables due from the Company.  The shareholders were either accredited or sophisticated investors who received copies of the Company’s Annual Report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●	the ability to successfully complete development and commercialization of our technology;

●	changes in existing and potential relationships with customers and collaborative partners;

●	the ability to retain certain members of management;

●	our expectations regarding general and administrative expenses;

●	our expectations regarding cash availability and balances, capital requirements, anticipated revenue and expenses, including infrastructure and patent expenditures;

●	other factors detailed from time to time in filings with the SEC.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are nearing completion with one model currently expected to go into limited production in 2014. While the Company started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. In order for the Company to maintain and expand its operations through the next 12 months, it will seek license and development agreements that provide up-front or progress payment revenue to the Company, and advance its plans to commence engines sales of the WHE by mid-year. We will also continue to raise capital by means of equity or debt offerings.

The Company experienced substantial growth from a business, corporate structural and technology standpoint in 2013. During this period, management set a solid foundation to accomplish the goal of bringing our first engine (the WHE) into manufacturing in 2014, thus positioning the Company to start generating consistent sales revenue this year. These achievements included:

●

Partnering with The Ohio State University’s Center for Automotive Research (CAR), which has brought the expertise of several senior engineers with vast backgrounds in multiple disciplines critical for the success of this commercialization program;

●

Forming a joint operating agreement with our manufacturer, Precision CNC, including moving our waste-to-power division into their facility – a new building with the equipment and growth capacity to ramp up to production of over 1,500 engines per month;

●

Completing our development and testing of the WHE-DR engine at our R&D center in Florida, and transitioning that program to our team in Ohio, including moving the engine, testing equipment and other resources to both CAR and Precision CNC in January 2014;

●

Establishing a base of over 100 potential customers inquiring about the first WHE engines, and obtaining letters of interest for the initial 300 engines from our current partners, and early commitments for over 6,000 engines during the first five years of production; and

●	Forging strong ties with local leaders in Ohio, and pursuing grant and loan opportunities to help fund the next phases of engine development.

As these accomplishments demonstrate, the transition into a manufacturing mode for the WHE has begun. Our budget for these operations in Ohio is approximately $60,000 per month; however, transferring these expenses to Ohio has also reduced our Florida expenses by about $30,000 per month. Based on the milestones set forth in our six and 18 month project plan, management is reasonably confident that sales for the limited first generation WHE will be approximately $2 million over the following 12 months – revenue through our subsidiary which will support the next mass manufacturing phase of product development.

The Company has also made headway in securing long-term funding to support the WHE commercialization project both in the private and public sectors. In February 2014, the Company received a commitment for the first $100,000 in project funding from a private investor. This party has indicated that he would fund up to another $500,000 if certain milestones are met, such as expanding our team in Ohio, establishing strong design engineering protocols, and meeting a development schedule that includes commencement of production of the first generation WHE engines in the next few months.

As the WHE project progresses in Ohio, the Company’s core R&D team in Florida has greater resources to complete several other important projects in 2014, including the U.S. Army / TARDEC engine, designed to be used as a 10kW auxiliary power unit (APU) for combat vehicles. This Phase 1 development program provided approximately $502,882 in revenue to the Company in 2013, based on accomplished milestones. We forecast an additional $150,000 in revenue from this contract when we deliver the S-2 engine, expected to be in April 2014. Management is now seeking follow-on funding from both military and commercial groups to advance the technology into Phase 2 for durability and performance enhancement.

With additional resources, our R&D team will also move towards completion of the Mark 5 project this year. This engine is to be delivered to Combilift for clean-burning material lift equipment, and used in Cyclone’s land speed record (LSR) streamliner to attempt a run for the fastest steam car on earth. With respect to the Combilifit contract, we are forecasting an additional $300,000 in revenue from the delivery of two Mark 5 engines to this customer this year. Management is also pursuing other major R&D contracts that both support and build-off of these two engine programs. This includes marine and renewable power applications.

Financing Transactions. The Company financed its operations in 2013 through revenue generated from the U.S. Army Contract, as well as multiple debt transactions. In August 2013, the Company closed a securities purchase agreement pursuant to which the funder agreed to purchase up to $2,000,000 of senior secured redeemable debentures (the “Debentures”) over the following 12 months. In September, this party advanced $400,000 under a Debenture which bears simple interest at 12% per annum plus a 6% redemption premium, and matures in 12 months. The Company commenced interest and principal payments in December 2013, and has a current balance as of March 31, 2014 of $234,801, plus interest and other fees. The Company’s obligations under the Debentures are secured by a security agreement granting the funder an unconditional and continuing first priority security interest in the Company’s and its subsidiaries’ assets.

On June 6, 2013, the Company closed and received funding on a $226,000 convertible promissory note (the “Note”) with another funder. This Note bears 10% interest with a 9.1% Original Issuance Discount (OID), and matures in 15 months with monthly repayments of approximately $28,000 which started in November. The principal amount of the Note can be converted by the Company to common stock at a 30% discount to the three lowest weighted average prices of the Company’s common stock during the previous 23 trading days; or by the funder at a hard conversion floor price of $0.10 per share, subject to price protection provisions should the Company issue shares at a lower price. The Lender also received 565,625 five-year warrants to purchase shares of the Company’s common stock at a price of $0.10 per share, subject to price protection and cashless exercise provisions. As of March 31, 2014, because of these price protection provisions, this warrant was exercisable into approximately 2,587,685 shares at a price of $.012/share.

In 2013 and Q1 2014, the Company also engaged in several other convertible note transactions, which provided approximately $750,000 in new financing for our operations. These notes typically are convertible into common stock at anywhere between a 30% and 44% discount to closing prices of our common stock over a 10 to 20 day look back period. None of these notes were secured or contained any warrants.

Corporate Structural Actions.   From a corporate and structural stand-point, management has and will continue to take decisive steps to mature the Company to attract funding from investors with long range horizons and strategic partners who can add value from multiple directions. This type of funding is different from the convertible notes used to finance the Company over the last 18 months.

To strengthening the Company’s balance and capital structure, in Q1 2014 management converted a total of $1.6 million of deferred salaries and debt owed to affiliates of the Company since inception at an equivalent of $.08 per share. This action was meant to reduce liabilities and demonstrate management’s strong faith in the future of Cyclone.

The Company recently increased its authorized common stock to 900 million shares. Management will seek to use these shares to build long term value for Cyclone, including getting products to market, generating strong and consistent revenue, reducing debt on our books, and possibly acquiring companies that provide a diversified income stream and technology base. Along these lines, management is seeking strategic acquisitions in the areas of manufacturing and clean energy technologies with vertical synergies.

Stock for Services and Contracts. During the year ended December 31, 2013, the Company issued 13,881,401 shares of restricted common stock and amortized related warrants valued at a total of $975,987 for outside services, and 200,205 shares of restricted common stock valued at $14,000 for employee services. Additionally, the Company amortized (based on vesting) $146,616 of common stock options for employee services and issued 675,000 shares of restricted common stock in satisfaction of contracted and accrued officers salaries.

Research & Development. The Company invests considerably in the development of its technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of its engine technology. For 2013, the Company’s R&D expenses were $772,795.

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

The audited consolidated financial statements include the accounts of the Company and its 74% owned subsidiary Cyclone-WHE and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of financial statements have been included and such adjustments are of a normal recurring nature.

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

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues. The Company had total revenue of $715,382 for the year ended December 31, 2013.  Revenue included $502,882 from the successful fulfillment of two milestones under the US Army Contract, $150,000 from the successful fulfillment of a key milestone of the Company’s amended license agreement with Phoenix Power Group, and recognition of $62,500 from the Company’s termination of its license agreement with Great Wall Power Systems in China. Revenue for 2012 was $1,133,531 from the fulfillment of the first two milestones on the U.S. Army Contract, and delivery of two engines pursuant to a development contract with Raytheon Integrated Defense Systems.  The decrease in annual revenue was $418,149 or 37%.

Gross Profit. Gross profit for the year ended December 31, 2013 was $150,496, as compared to gross profit of $483,041 in 2012, a $332,545 (69%) decrease.  Included in 2013 Cost of Goods Sold was $380,422 related to the Army contract and $184,464 related to the Phoenix Power Group license revenue. Included in 2012 Cost of Goods Sold was $428,582 related to the US Army Contract, $171,908 cost of the delivered Raytheon engines, and $50,000 pertaining to the Phoenix penalty payment.

Operating Expenses. Operating Expenses for the year ended December 31, 2013 were $2,884,300 as compared to $3,383,689 for the same period in the previous year, a decrease of $499,389 (15%). The majority of the decrease was due to lower research and development expenses of $318,706 (29%) that were attributable to the testing phase of our engines in 2013 versus the development stage in 2012. General and administrative expenses were lower by $103,609 (5%) due to reduced expenditures and lower stock based payments for services.

Operating Loss. The operating losses for the years ended December 31, 2013 and 2012 were $2,733,804 and $2,900,648, respectively, a decreased loss of $166,844 or 6%, due to the factors outlined above.

Other Income (Expense). Net other expense for the year ended December 31, 2013 was ($1,057,739) attributable to interest expense of $923,939, and $122,532 of losses related to derivative liability application to debt. This compares to a net other expense of ($100,369)  for the year ended December 31, 2012, inclusive of interest expenses of ($242,795), and  net of $114,626 in derivative related income from the retirement of the Phoenix Warrant.

Income and Earnings per Share. The net loss for the year ended December 31, 2013 was $3,791,543, as compared to $3,001,017 for the same period in the previous year, an increased loss of $ 790,526 (26%). The increase was primarily a result of the added Other Expense in 2013 resulting from interest expenses, debt conversions and derivative liabilities. The resulting net loss per weighted average share for 2013 and 2012 was ($.02) and ($0.01), respectively.

Liquidity and Capital Resources

At December 31, 2013, the net working capital deficiency was $5,994,870, as compared to a deficiency of $3,363,256 at December 31, 2012, a deficiency increase of $2,631,614 or 79%.  For the year ended December 31, 2013, funds were primarily used by the net loss of ($3,791,543), repayment of $200,154 of debt and a reduction in deferred revenues of $ 210,400. Funds were provided by debt proceeds of $1,124,000, sale of common stock of $150,000, use of common stock and warrants to pay for services of $999,014, warrants issued pursuant to repayment of debt of $356,176, use of common stock contributed by officers of the Company for employee services of $145,600, a reduction in inventory of $151,886, an increase in accounts payable and accrued expenses of $407,655, and an increase in related party payables and debt of $373,327.

For the year ended December 31, 2012, funds were primarily used by the net loss of ($3,001,017), $541,906 for repayment of debt, a decrease in deferred revenue and license deposits of $412,536, and an increase in fixed assets of $269,575.  Funds were provided by the net sale of shares of common stock of $738,928, proceeds of $1,178,000 from promissory notes, and an increase in related party notes, payables and accruals of $437,346. Additionally, to conserve cash the Company issued 4,538,937 shares of common stock and 3,840,000 common stock options for services of $716,067, and amortized $505,967 of prepaid expenses paid with common stock, options and warrants – (non-cash charges to the Income Statement of $1.22 million in the year).  Also, the Company incurred a non-cash charge of $50,000 (paid with common stock) under its license with Phoenix Power.

Cash Flow Management Plan. During the year ended December 31, 2013, the Company raised $1,124,000 through the issuance of a Senior Secured Debenture, and several convertible notes with multiple parties. The Company also reduced cash expenses in 2013 by issuing shares of restricted common stock and warrants valued at $975,987 for outside services, and 200,205 shares of restricted common stock and options valued at $212,543 for employee services.

Should plans to commence manufacturing of the WHE continue on schedule, we expect to generate approximately $2 million in engine sales over the following 12 months. We also forecast another $450,000 in revenue from the development contracts currently in place. If we are successful in these endeavors, the resulting gross revenue could support approximately 70% of our operations this year. Additionally, we have potential contracts in various stages of negotiation that could generate another $2 million in revenue over the following 12 to 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

We have submitted approximately $1 million in grant (or grant-type) applications and proposals with the State of Ohio and other government offices, which could provide non-dilutive funding for our development.  With respect to our Ohio operations, our CWHE subsidiary was initially established to provide a corporate entity for our waste-to-power business, as well as another funding option for investors who prefer to invest in non-public companies.  We are actively seeking strategic partners and investors for this company, and believe that this strategy could be successful over the coming year in raising additional capital for both Cyclone and the subsidiary entity.

With respect to our Land Speed Record vehicle, we believe that this asset can also generate funding for Cyclone, especially when we start testing and running of the car. We have had interest from corporations and private investors in sponsoring or outright purchasing the vehicle, either of which could provide substantial funding to the Company.  The possibility of breaking the land speed record for steam power vehicles this year could also attract new strategic partners to provide development support and private investors to provide capital funding.

We expect cash flow needs to be approximately $140,000 per month during the next few months of 2014, including operations in Florida and Ohio.  We believe that monthly expenses will increase to approximately $200,000 by the end of 2014, as we put the WHE into limited scale production. At such time, however, we expect to have deposits and initial sales revenue from early adaptor customers for this engine. We are preparing for the likelihood that cash expenses of approximately $2.4 million in 2014 may exceed revenue for the year. This would require additional sale of securities or debt, which we are currently pursing.   No assurance can be given that we will be able to obtain this capital on acceptable terms, if at all. In such an event, this may have a materially adverse effect on the Company’s business, operating results and financial condition. The Company’s auditors have issued a going concern opinion for the year ended December 31, 2013.  Management is optimistic, however, that revenue can be generated and funding can be secured to maintain operations and development at the current pace.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Audit Committee Chairman and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2013.  Based upon that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Report of Management on Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance

The names, ages, positions and dates appointed of our current directors and executive officers are set forth in the table below:

Name	Age	Position	Date of Appointment
Harry Schoell	71	Chairman and Chief Technology Officer	June 2004*
Frankie Fruge	69	Director and Chief Operating Officer	June 2004
Joel Mayersohn	56	Director	September 30, 2013
Christopher Nelson	44	President and General Counsel	March 2011**
Bruce Schames	67	Chief Financial Officer	April 2010

* Mr. Schoell originally served as Chairman and Chief Executive Officer of the Company.  In October 2012, he transitioned from CEO to Chief Technology Officer (CTO) of the Company.

** Mr. Nelson served as General Counsel from January 2009, and as Executive Vice President and General Counsel since June 2010, prior to being appointed as President and General Counsel in March 2011.

Harry Schoell, Chairman and Chief Technology Officer, is a life-long entrepreneur and inventor. He is a native Floridian, born in Miami, and a third generation inventor and engineer. Mr. Schoell has worked for years to realize his dream to create an environmentally-friendly engine, and has 30 patents issued and allowed to date on the Schoell Cycle heat regenerative external combustion engine, now called the Cyclone Engine.

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

Joel Mayersohn serves as Director of the Company. Mr. Mayersohn is a Partner in the Ft. Lauderdale, FL, office of Roetzell & Andress, where he specializes in corporate, securities and business law. He advises a diversified client base in private placements, public offerings, mergers and acquisitions, financing transactions and general securities, as well as corporate law matters. He also has experience in venture capital, bridge loans and pipe financings. Mr. Mayersohn is a member of the Florida and New York Bars, and received his J.D. and B.A from The State University of New York at Buffalo. Mr. Mayersohn’s qualifications to be a director of the Company include his extensive legal and consulting work with public companies over a 25 year period.

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

Mr. James Landon, a Director of the Company who was appointed to the position of Interim CEO in October 2012, resigned from that position and as a member of the Board of Directors for personal reasons effective March 6, 2013.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Schoell served as Chief Executive Officer and Chairman of the Company since inception in 2004 until 2012 when he was appointed as Chief Technology Officer. The Company currently has no one serving as CEO. Christopher Nelson, as President, is the highest ranking non-Director executive officer.

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

The Company has an Audit Committee, however, the sole member of that committee, Mr. Landon, resigned for personal reasons in March 2013.  We expect to add members to this committee in the near future. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board will choose new committee members who qualify as “audit committee financial experts” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in the Company’s Charter of Corporate Governance, a copy of which is currently available from the Company and is posted on our web site.

The Company does not have a Compensation Committee, Nominating Committee or other committees at this time. We expect to create such committees in the future.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that only Mr. Mayersohn currently meets the independence requirements.

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

Dr. Yeong E. Kim, professor and Group Leader of the Nuclear and Many-Body Theory Group at Purdue University. Dr. Kim is a nuclear physicist who has authored or co-authored over 200 scientific journal publications during his career. He received his Ph.D. in 1963 from the University of California, Berkeley, followed by a postdoctoral position at Oak Ridge National Laboratory. Dr. Kim is currently Director of Purdue Center for Sensing Science and Technology (CSST), Group Leader of Purdue Nuclear and Many-Body Theory Group, and Professor of Physics at Purdue University. His main area of research has been theoretical nuclear physics, including the practical achievability of low energy nuclear reactions. Dr. Kim has published widely on this subject, as well as condensed matter physics, atomic, molecular and optical physics, nuclear astrophysics, and quantum statistical mechanics. Since 1978, he served on advisory committees for numerous government agencies and international conferences covering diverse topics of nuclear physics. He has been a Fellow of the American Physical Society since 1977.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2013, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Current Officers Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (S)	All Other Compensation ($)	Option Awards ($)	Total ($)
Harry Schoell	2013	$150,000	(1)	0	0	0	$57,099	$207,099
Chairman & CTO	2012	$150,000	(1)	0	0	0	$60,385	$210,385

Frankie Fruge	2013	$125,000	(2)	0	0	0	$57,099	$182,099
Director & COO	2012	$125,000	(2)	0	0	0	$60,385	$185,385

Bruce Schames	2013	$72,000	(3)	0	0	0	$57,099	$129,099
CFO	2012	$72,000	(3)	0	0	0	$127,202	$199,202
Christopher Nelson	2013	$130,000	(4)	0	0	0	$57,099	$187,099
President & General Counsel	2012	$130,000	(4)	0	0	0	$60,385	$190,385

James Landon	2013	$0		0	0	0	$0	$0
Interim CEO (5)	2012	$6,428		0	0	0	$6,516	$12,944

(1)

All of Mr. Schoell’s salary in 2013 and 2012 has been deferred until determined by the Board of Directors that the Company can afford to pay such salary. Mr. Schoell converted $24,000 to common stock in 2013 at current market prices. In March 2014, Mr. Schoell converted $844,844 of deferred salary to 10,560,550 shares of common stock.

(2)

All of Ms. Fruge’s salary in 2013 and 2012 has been deferred until determined by the Board of Directors that the Company can afford to pay such salary. Ms. Fruge converted $24,000 salary to common stock in 2013 at current market prices. In March 2014, Ms. Fruge converted $638,740 of deferred salary to 7,984,250 shares of common stock.

(3)

As of December 31, 2013, Mr. Schames had $80,292 of deferred salary, which will be paid when determined by the Board of Directors that the Company can afford to pay such salary. In March 2014, Mr. Schames converted $55,292 of deferred salary to 691,152 shares of common stock.

(4)

As of December 31, 2013, Mr. Nelson had $146,197 of deferred salary, which will be paid when determined by the Board of Directors that the Company can afford to pay such salary. In 2013, Mr. Nelson converted $6,000 to 75,000 shares of commons stock , and in March 2014, he converted $86,197 of deferred salary to 1,077,464 shares of common stock.

(5)	Mr. Landon resigned from his position as CEO on March 6, 2013, for personal reasons.

Employment Agreements

Harry Schoell.  Mr. Schoell has an employment agreement with the Company providing for a base salary of $150,000 per year plus standard benefits. This compensation is currently being deferred until we have sufficient revenue to support its payment, and to date, he has not received any cash compensation under his agreement. Mr. Schoell converted $20,000 of deferred salary to common stock in 2010, and $24,000 to common stock in 2013 at current market prices. Mr. Schoell also converted 1.5 million shares of Cyclone common stock to a 2.5% equity interest in Cyclone Performance LLC in 2012. As of December 31, 2013, Mr. Schoell had $944,844 in unpaid, deferred salary due to him; of which $844,844 was converted to10,560,550 shares of common stock in 2014.

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

Frankie Fruge. Ms. Fruge has an Employment Agreement with the Company providing for a base salary of $125,000 per year plus standard benefits. This compensation is currently being deferred, and to date, she has not received any cash compensation under her agreement. Ms. Fruge converted $6,000 of deferred salary to common stock in 2010, and $24,000 salary to common stock in 2013.  She also converted 1.5 million shares of stock of the Company into 2.5% equity interest in Cyclone Performance LLC in 2012.  As of December 31, 2013, Ms. Fruge had $738,740 in unpaid, deferred salary due to her; of which $638,740 was converted to 7,984,250 shares of common stock in 2014.

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

Christopher Nelson.  Mr. Nelson has an Employment Agreement with the Company providing for a base salary of $130,000 per year plus standard benefits, and 600,000 common stock options per year. He has deferred salary of $146,197 as of December 31, 2013; of which $6,000 was converted to 75,000 shares of common stock in 2013 and $86,197 was converted to 1,077,464 shares of common stock in 2014.

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

Bruce Schames.  Mr. Schames has an agreement with the Company providing for cash compensation of $60,000 per year, of which $23,500 per year is deferred until the Company is in a position to pay such funds. Additionally, he is to receive annually $12,000 in restricted common stock and 600,000 common stock options. His year-to-year contract began June 1, 2010. Either Mr. Schames or the Company may terminate his employment on 60 days’ notice. If the Company terminates other than for “cause”, he shall receive his base compensation due through the date of termination plus a good faith repayment plan for any deferred and unpaid compensation. If Mr. Schames leaves or is terminated for “cause, he shall not be paid any deferred compensation and any unvested options shall terminate immediately. “Cause” is defined as gross negligence or willful misconduct that injures or may reasonably injure the Company. As of December 31, 2012, Mr. Schames had $80,292 in unpaid, deferred salary due to him; of which $55,292 was converted to 691,152 shares of common stock in 2014.

James Landon.  Mr. Landon did not have a formal employment agreement with the Company at the time of his resignation.

Outstanding Equity Awards at December 31, 2013

The following table sets forth information concerning all stock option grants held by our named executive officers as of December 31, 2013. All outstanding equity awards are options to purchase shares of common stock.

All Option Awards

							Grant
					Exercise		Date
					or Base		Fair
					Price		Value
			Number	Number			of Stock		Number	Number
	Option	Number	Exercisable	Exercisable	Option		in Option	Option	Exercisable	Unexercisable
Name and	Grant	Granted	Date	Date	Awards		Awards	Expiration	Date	Date
Position	Date	(1) (2)	Vested	Expires	($/Share)		($) (3)	Date	Vested	Expires

Harry	6/30/2007	250,000	250,000		$0.25		$0.25	6/30/2017	6/30/2008	6/30/2017
Schoell	6/30/2007	125,000	125,000		$0.35		$0.25	6/30/2017	6/30/2008	6/30/2017
Chairman	6/30/2007	125,000	125,000		$0.45		$0.45	6/30/2017	6/30/2008	6/30/2017
& Chief	2/30/2010	100,000	100,000		$0.12		$0.12	12/31/2015	12/31/2011	12/31/2015
Technology	4/15/2011	50,000	50,000		$0.10	*	$0.22	4/15/2016	4/15/2016	4/15/2016
Officer	6/30/2011	50,000	50,000		$0.10	*	$0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000		$0.10	*	$0.10	12/22/2011	9/30/2021	12/22/2021
	12/22/2011	150,000	150,000		$0.10	*	$0.10	12/22/2011	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000		$0.10	*	$0.10	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000		$0.10	*	$0.10	6/30/2022	6/30/2013	6/30/2022
	9/28/2012	150,000	150,000		$0.13		$0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	150,000		$0.08		$0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000		150,000	$0.08		$0.08	3/31/2023	3/31/2014	3/31/2023

Frankie	6/30/2007	250,000	250,000		$0.25		$0.25	6/30/2017	6/30/2008	6/30/2017
Fruge	6/30/2007	125,000	125,000		$0.35		$0.25	6/30/2017	6/30/2008	6/30/2017
Director &	6/30/2007	125,000	125,000		$0.45		$0.45	6/30/2017	6/30/2008	6/30/2017
COO	12/30/2010	100,000	100,000		$0.12		$0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	50,000	50,000		$0.10	*	$0.22	4/15/2016	4/15/2016	4/15/2016
	6/30/2011	50,000	50,000		$0.10	*	$0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000		$0.10	*	$0.10	12/22/2011	9/30/2021	12/22/2021
	12/22/2011	150,000	150,000		$0.10	*	$0.10	12/22/2011	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000		$0.10	*	$0.10	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000		$0.10	*	$0.10	6/30/2022	6/30/2013	6/30/2022
	9/28/2012	150,000	150,000		$0.13		$0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	150,000		$0.08		$0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000		150,000	$0.08		$0.08	3/31/2023	3/31/2014	3/31/2023

Christopher	4/4/2010	250,000	250,000		$0.15		$0.15	4/5/2012	4/5/2011	4/5/2012
Nelson	12/30/2010	100,000	100,000		$0.12		$0.12	12/31/2015	12/31/2011	12/31/2015
President &	4/15/2011	50,000	50,000		$0.10	*	$0.10	4/15/2016	4/15/2012	4/15/2016
GC	6/30/2011	50,000	50,000		$0.10	*	$0.30	6/30/2016	6/30/2016	6/30/2016
	12/22/2011	150,000	150,000		$0.10	*	$0.10	12/22/2011	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000		$0.10	*	$0.10	12/31/2021	12/31/2021	12/31/2021
	3/31/2012	150,000	150,000		$0.10	*	$0.10	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000		$0.10	*	$0.10	6/30/2022	6/30/2013	6/30/2022
	9/28/2012	150,000	150,000		$0.13		$0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	150,000		$0.08		$0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000		150,000	$0.08		$0.08	3/31/2023	3/31/2014	3/31/2023

Bruce	4/4/2010	100,000	100,000		$0.15		$0.15	4/5/2012	4/5/2011	4/5/2012
Schames	6/29/2010	150,000	150,000		$0.10		$0.10	6/30/2020	6/30/2011	6/30/2020
CFO	9/29/2010	150,000	150,000		$0.09		$0.09	9/30/2020	9/30/2011	6/30/2020
	12/30/2010	150,000	150,000		$0.12		$0.12	12/31/2020	12/31/2011	12/31/2020
	12/30/2010	75,000	75,000		$0.12		$0.12	12/31/2015	12/31/2011	12/31/2015
	3/31/2011	150,000	150,000		$0.10	*	$0.31	3/31/2021	3/31/2012	3/31/2021
	4/15/2011	20,000	20,000		$0.22		$0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	20,000	20,000		$0.30		$0.30	6/30/2016	9/30/2012	12/22/2016
	6/30/2011	150,000	150,000		$0.10	*	$0.30	6/30/2021	6/30/2012	6/30/2021
	12/22/2011	150,000	150,000		$0.10	*	$0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000		$0.10	*	$0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000		$0.10	*	$0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000		$0.10	*	$0.15	6/30/2022	6/30/2013	6/30/2022
	9/28/2012	150,000	150,000		$0.13		$0.13	9/28/2022	9/28/2013	9/28/2022
	12/31/2012	150,000	150,000		$0.08		$0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000		150,000	$0.08		$0.08	3/31/2023	3/31/2014	3/31/2023

Joel	-	-	-	-	-		-	-	-	-
Mayersohn
Director

*	Refers to options that were re-priced, as authorized by the Board of Directors on June 30, 2013.
(1)	Any performance conditions with respect to the listed options have been satisfied, and therefore, each such option has been earned.
(2)	Each of the listed options vest one year from the date of grant.
(3)	We determined the grant date fair value of stock option awards using the methodology set forth in Footnote 10 to our Consolidated Financial Statements for the years ended December 31, 2013 and 2012.
(4)	Mr. Landon resigned from his positions as Director and Interim CEO on March 6, 2013 for personal reasons. At such time 600,000 unvested stock options were terminated.

Option Exercise and Stock Vesting

During 2013 none of the named executive officers exercised any options, and 2.4 million executive officer and director options vested.

Compensation of the Board of Directors

The following table sets forth compensation to the Company’s two non-employee directors during the year ended December 31, 2013.

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock Awards ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Landon	9,500	50,583	-	-	-	60,083
Joel Mayersohn	-	-	15,000	-	-	15,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series B Preferred Stock by each of our named Executive Officers and Board of Directors, and each shareholder who is known by us to own beneficially five percent (5%) or more of the outstanding stock of such class as of March 31, 2014. On March 31, 2014, there were 328,824,365 shares of common and 1,000 shares of Series B Preferred stock issued and outstanding.

Name and Address	Common Shares Beneficially Owned		%	Series B Pref. Shares Beneficially Owned	%
Harry Schoell, Chairman & Chief Technology Officer 601 NE 26th Ct. Pompano Beach, FL 33064	49,565,970	(1)	14.79%	797	80%
Frankie Fruge, COO & Director 601 NE 26th Ct. Pompano Beach, FL 33064	19,084,206	(2)	5.69%	203	20%
Joel Mayersohn 601 NE 26th Ct. Pompano Beach, FL 33064	250,000	(3)	0.07%	-	-
Christopher Nelson, President, General Counsel 601 NE 26th Ct. Pompano Beach, FL 33064	7,005,864	(4)	2.09%	-	-
Bruce Schames, CFO 601 NE 26th Ct. Pompano Beach, FL 33064	2,287,023	(5)	0.68%	-	-
All Executive Officers as a Group (5 persons)	78,193,063		23.32%	-	-
TOTALS:	78,193,063		23.32%	1,000*	100%

*	The 1,000 shares of Series B Preferred stock provide their holders a majority vote on all matters brought before the common stock shareholders.
(1)	Mr. Schoell’s total includes 1,600,000 vested common stock options, but excludes 150,000 unvested options awarded in 2013.
(2)	Ms. Fruge’s total includes 1,600,000 vested common stock options, but excludes 150,000 unvested options awarded in 2013.
(3)	Mr. Mayersohn does not have any common stock options.
(4)

Mr. Nelson’s total includes 1,350,000 vested common stock options, and 634,000 shares of common stock owned by a company controlled by Mr. Nelson’s wife. The total excludes 150,000 unvested options awarded in 2012.

(5)	Mr. Schames’ total includes 1,865,000 vested common stock options, but excludes 150,000 unvested options awarded in 2012.

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

We have an Operations Agreement dated July 2, 2007, with Schoell Marine, a company owned by Harry Schoell, to provide some turnkey operations, including office facility rental and equipment leasing, based upon cost and going market rates. This arrangement began being phased-out in 2008, however, at December 31, 2013, we owed to Schoell Marine $55,523, which is recorded as debt. The debt is callable at the discretion of Mr. Schoell. We currently rent office space from Schoell Marine under this agreement at approximately $12.00/sf, which we believe to be at market rates.

As of December 31, 2013, the Company also had recorded $1,683,584 of accrued and deferred officer’s salaries to Mr. Schoell and Ms. Fruge, of which $1,483,584 was converted to 18,544,800 shares of common stock in 2014. The remaining deferred salary can be paid to the officers if and when funds are available. These funds are accounted for as non-interest bearing notes due on demand. At the end of 2013, an additional $ 226,489 was deferred for other officers, of which $141,489 was converted to 1,768,616 shares of common stock in 2014.

Mr. Nelson owns a 5% equity stake in Cyclone-WHE LLC, our majority owned subsidiary, which was obtained by him in 2010 in exchange for services rendered with a fair market value of $30,000. He also holds a warrant to purchase another 5% of CWHE to $100,000 at any time prior to August 2015. In 2013, Mr. Schoell acquired a 5% equity stake in CWHE is exchange for 5 million shares of Cyclone common stock. In 2012, Mr. Schoell and Ms. Fruge each acquired a 2.5% equity interest in Cyclone Performance LLC.

In August 2013, the Board of Directors approved an Employee Appreciation Stock Pool for all non-executive employees of the Company, as follows: employees must be employed by the Company for at least one year, at which time they shall receive 100,000 shares of stock for the first year of employment and 20,000 shares for each additional year up to a maximum of 200,000 shares. The stock for this pool was contributed by the following executives from their personal accounts in proportion to their relative stock holdings: Harry Schoell, Frankie Fruge, Christopher Nelson and Michael Hodgson. Approximately 1.9 million shares were be contributed to this pool and distributed accordingly. No new shares were issued from the Company.

Item 14. Principal Accountant Fees and Services

The following table shows what Mallah Furman & Company P.A., our independent auditing firm, billed for audit and other services for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit Fees	$82,491	$76,990
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	2,780	1,620

Total	$85,271	$78,610

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
3.1 *	Articles of Incorporation, dated June 14, 2007
3.2 *	Certificate of Domestication, dated June 14, 2007
3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011
3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007
3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009
3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010
3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010
3.8*	By-Laws of Cyclone Power Technologies, Inc.
3.09*	Written Consent of the Shareholders in lieu of a Meeting, dated December 19, 2013
3.10*	Amendment to the Articles of Incorporation of the Company, dated January 31, 2014

10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge
10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell
10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC
10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan
10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson
10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames
10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.

10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC
10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.
10.10*	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.
10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.
10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.
10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC
10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.
10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.
10.16*†	Cyclone Power Technologies, Inc. 2012 Stock Option Plan

10.161*†	Asset Purchase Agreement, dated December 20, 2011, between Cyclone Power Technologies, Inc. and Advent Power Systems, Inc.

10.17*	Private Placement Purchase Agreement, by and between Cyclone Power Technologies, Inc. and GEM Global Yield Fund Limited, dated July 6, 2012

10.18*	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.19*	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.20*	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.21*	$500,000 Promissory by and between Cyclone Power Technologies, Inc and JMJ Financial, dated April 3, 2013

10.22*	Securities Purchase Agreement, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.23*	Convertible Promissory Note, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.24*	Warrant to Purchase Shares of Common Stock, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.25††	Securities Purchase Agreement by and between the Company and TCA, with an effective date of September 1, 2013.

10.25.1††	Amended and Restated Systems Application License Agreement between the Cyclone Power Technologies, Inc. and Phoenix Power Group LLC, dated September 30, 2013 and finalized on October 7, 2013.

10.26*	Senior Secured Redeemable Debenture by and between the Company and TCA, with an effective date of September 1, 2013.

10.27*	Security Agreement by and between the Company and TCA, effective f September 1, 2013.

10.28*	Security Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.29*	Guaranty Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.30*	Securities Purchase Agreement by and between the Company and LG, with a signing date of November 21, 2013.

10.31*	Convertible Promissory Note by and between the Company and LG, with a signing date of November 21, 2013.

10.32*	Securities Purchase Agreement by and between the Company and GEL, with a signing date of December 3, 2013.

10.33*	10% Convertible Redeemable Promissory Note by and between the Company and GEL, with a signing date of December 3, 2013.

10.34*	Securities Purchase Agreement by and between the Company and Peak One, dated December 17, 2013.

10.35*	Debenture by and between the Company and Peak One, issued December 17, 2013.

10.36*	Registration Rights Agreement by and between the Company and Peak One, issued December 17, 2013.

10.37*	Debt Purchase Agreement by and between the Union Capital LLC, TCA Global Credit Master Fund, LP and the Company, dated February 28, 2014.

10.38*	10% Convertible Redeemable Note by and between the Company and Union Capital LLC, issued February 28, 2014.

21 *	Subsidiaries of the Company
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

 †† These two exhibits were previous filed using the same Exhibit 10.25 number in error.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyclone Power Technologies, Inc.
By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer
Dated: April 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer
(principal executive officer)
Dated: April 15, 2014

By:	/S/ FRANKIE FRUGE
Frankie Fruge
Chief Operating Officer and Director
Dated: April 15, 2014

By:	/S/ CHRISTOPHER NELSON
Christopher Nelson
President and General Counsel
Dated: April 15, 2014

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)
Dated: April 15, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyclone Power Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cyclone Power Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. Cyclone Power Technologies, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Power Technologies, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mallah Furman
Fort Lauderdale, Florida
April 15, 2014

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012

ASSETS

CURRENT ASSETS
Cash	$17,363	$14,888
Inventory, net	489,420	641,306
Other current assets	55,020	59,790
Total current assets	561,803	715,984

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	502,562	475,669
Accumulated depreciation	(125,799)	(99,492)
Net property and equipment	376,763	376,177

OTHER ASSETS
Patents, trademarks and copyrights	571,178	564,258
Accumulated amortization	(196,410)	(157,572)
Net patents, trademarks and copyrights	374,768	406,686
Other assets	2,762	1,360
Total other assets	377,530	408,046

Total Assets	$1,316,096	$1,500,207

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$682,692	$360,630
Accounts payable and accrued expenses-related parties	1,965,596	1,694,050
Notes and other loans payable- current portion	729,905	666,094
Derivative liabilities	484,796	-
Notes and other loans payable-related parties	775,120	727,339
Value of shares loaned by stockholder	1,496,217	-
Capitalized lease obligations-current portion	6,161	4,541
Deferred revenue and license deposits	416,186	626,586
Total current liabilities	6,556,673	4,079,240

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	20,550	18,395
Notes and other loans payable-net of current portion	30,997	-
Total non-current liabilities	51,547	18,395

Total Liabilities	6,608,220	4,097,635

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	-	-
Common stock, $.0001 par value, 900,000,000 shares authorized, 272,679,942 and 238,889,929 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively.	27,268	23,889
Additional paid-in capital	48,644,132	46,020,972
Treasury Stock, 40,405,420 shares, at cost	(1,706,217)	-
Prepaid expenses with common stock	(595,980)	(72,505)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit (inclusive of non-cash derivative losses of $31,033,299 and other losses of $21,440,971 at December 31, 2013 and non-cash derivative losses of $30,774,710 and other losses of $17,948,634 at December 31, 2012)	(52,474,270)	(48,723,344)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(6,111,067)	(2,756,988)
Non controlling interest in consolidated subsidiaries	818,943	159,560

Total Stockholders' Deficit	(5,292,124)	(2,597,428)

Total Liabilities and Stockholders' Deficit	$1,316,096	$1,500,207

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

REVENUES	$715,382	$1,133,531

COST OF GOODS SOLD	564,886	650,490

Gross profit	150,496	483,041

OPERATING EXPENSES
Advertising and promotion	11,401	88,475
General and administrative	2,100,104	2,203,713
Research and development	772,795	1,091,501

Total operating expenses	2,884,300	3,383,689

Operating loss	(2,733,804)	(2,900,648)

OTHER (EXPENSE) INCOME
Other income (expense)-net	(11,268)	27,800
Derivative (expense) -notes payable	(122,532)	-
Derivative income -warrants	-	114,626
Interest (expense)	(923,939)	(242,795)

Total other (expense)	(1,057,739)	(100,369)

Loss before income taxes	(3,791,543)	(3,001,017)
Income taxes	-	-

Net loss	$(3,791,543)	$(3,001,017)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	244,175,319	230,103,517

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred Stock B		Common Stock		Additional Paid In	Treasury	Prepaid Expenses via Common	Preferred Stock Subscription	Accumulated	Total Stockholders' (Deficit) Cyclone Power	Non Controlling Interest In Consol.	Total Stockholders'
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	(Deficit)	Tech. Inc.	Subsidiaries	(Deficit)
Balance, December 31, 2011	1,000	$-	223,635,129	$22,364	$43,001,168	$-	$-	$(12,000)	$(45,722,829)	$(2,711,297)	$130,062	$(2,581,235)

Issuance of restricted shares and warrants for outside services	-	-	4,299,144	430	796,388	-	(54,929)	-	-	741,889	-	741,889

Issuance of restricted shares and options for employee services	-	-	239,793	24	478,332	-	-	-	-	478,356	-	478,356

Sale of common stock	-	-	5,454,562	545	565,014	-	-	-	-	565,559	-	565,559

Warrants issued pursuant to common stock sale	-	-	-	-	173,369	-	-	-	-	173,369	-	173,369

Issuance of restricted shares for contract penalty	-	-	545,498	55	99,945	-	-	-	-	100,000	-	100,000

Commission fee for debt paid with common stock	-	-	258,609	26	40,441	-	-	-	-	40,467	-	40,467

Prepayment of debt interest in common stock and warrants	-	-	627,194	63	100,297	-	(17,576)	-	-	82,784	-	82,784

Conversion of common stock warrants-cashless exercise	-	-	2,000,000	200	(200)	-	-	-	-	-	-	-

Application of derivative liability for exercise of common stock warrant	-	-	-	-	380,000	-	-	-	-	380,000	-	380,000

Conversion of common stock options-cashless exercise	-	-	15,000	1	(1)	-	-	-	-	-	-	-

Purchase of net business assets of Advent Power	-	-	1,500,000	150	329,850	-	-	-	-	330,000	-	330,000

Common stock issued pursuant to consulting agreement	-	-	125,000	12	27,488	-	-	-	-	27,500	-	27,500

Common stock issued pursuant to debt refinancing	-	-	160,000	16	25,584	-	-	-	-	25,600	-	25,600

Purchase of website with common stock	-	-	30,000	3	3,297	-	-	-	-	3,300	-	3,300

Collection of preferred stock subscription receivable	-	-	-	-	-	-	-	6,000	-	6,000	-	6,000

Sale of equity in subsidiary for cash	-	-	-	-	-	-	-	-	-	-	30,000	30,000

Allocation of loss of subsidiary to non controlling interest	-	-	-	-	-	-	-	-	502	502	(502)	-

Net loss year ended December 31, 2012	-	-	-	-	-	-	-	-	(3,001,017)	(3,001,017)	-	(3,001,017)

Balance, December 31, 2012	1,000	-	238,889,929	23,889	46,020,972	-	(72,505)	(6,000)	(48,723,344)	(2,756,988)	159,560	(2,597,428)

Issuance of restricted shares and warrants for outside services	-	-	13,881,401	1,388	974,599	-	(189,516)	-	-	786,471	-	786,471

Issuance of restricted shares and options for employee services	-	-	200,205	20	212,523	-	-	-	-	212,543	-	212,543

Sale of common stock	-	-	2,666,666	267	138,866	-	-	-	-	139,133	-	139,133

Warrants issued pursuant to common stock sale	-	-	-	-	10,867	-	-	-	-	10,867	-	10,867

Conversion of related party payable into common stock	-	-	675,000	68	53,932	-	-	-	-	54,000	-	54,000

Repayment of liabilities with common stock	-	-	453,860	45	28,023	-	-	-	-	28,068	-	28,068

Repayment of debt interest in common stock	-	-	1,164,242	116	57,409	-	-	-	-	57,525	-	57,525

Repayment of debt in common stock	-	-	12,287,914	1,229	538,995	-	-	-	-	540,224	-	540,224

Application of derivative liability for conversion of debt via common stock	-	-	-	-	94,416	-	-	-	-	94,416	-	94,416

Warrants issued and repriced pursuant to repayment of debt via common stock	-	-	-	-	356,176	-	-	-	-	356,176	-	356,176

Issuance of restricted shares for fixed assets	-	-	200,000	20	11,980	-	-	-	-	12,000	-	12,000

Conversion of common stock warrants-cashless exercise	-	-	2,260,725	226	(226)	-	-	-	-	-	-	-

Executives' contribution of common stock for employee bonuses	-	-	-	-	145,600	-	-	-	-	145,600	-	145,600

Exchange of equity in subsidiary for common stock of Cyclone Power Technologies.	-	-	-	-	-	(350,000)	-	-	-	(350,000)	350,000	-

Issuance of treasury shares for services	-	-	-	-	-	140,000	(56,875)	-	-	83,125	-	83,125

Value of shares loaned by stockholder	-	-	-	-	-	(1,496,217)	-	-	-	(1,496,217)	-	(1,496,217)

Issuance of equity in subsidiary for services	-	-	-	-	-	-	(277,084)	-	-	(277,084)	350,000	72,916

Allocation of loses of subsidiaries to non controlling interests	-	-	-	-	-	-	-	-	40,617	40,617	(40,617)	-

Net loss year ended December 31, 2013	-	-	-	-	-	-	-	-	(3,791,543)	(3,791,543)	-	(3,791,543)

Balance, December 31, 2013	-	$-	272,679,942	$27,268	$48,644,132	$(1,706,217)	$(595,980)	$(6,000)	$(52,474,270)	$(6,111,067)	$818,943	$(5,292,124)

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,791,543)	$(3,001,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	65,145	62,677
Inventory valuation reserve	-	75,000
Issuance of restricted common stock, options and warrants for services	999,014	1,220,245
Issuance of restricted common stock for debt refinancing	-	25,600
Issuance of restricted common stock for contract penalty	-	50,000
Warrants issued pursuant to repayment of debt in common stock	356,176	-
Executives' contribution of common stock for employee bonuses	145,600	-
Loss from derivative liabilities notes payable	122,532	-
Income from derivative liability-warrants	-	(114,626)
Amortization of derivative debt discount	136,057	-
Loss on debt conversion via common stock-net	11,518	-
Amortization of prepaid expenses via common stock & warrants	156,041	123,251
Amortization of original issue discount	20,291	-
Changes in operating assets and liabilities:
Decrease in account receivable	-	178,311
Decrease in inventory	151,886	195,972
Decrease (increase) in other current assets	4,770	(54,944)
(Increase) decrease in other assets	(1,402)	1,062
Increase in accounts payable and accrued expenses	407,655	68,321
Increase in accounts payable and accrued expenses-related parties	325,546	388,278
Decrease in deferred revenue and deposits	(210,400)	(412,536)
Decrease in factored receivables	-	(43,169)
Net cash used by operating activities	(1,101,114)	(1,237,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(6,920)	(3,111)
Expenditures for property and equipment	(6,485)	(269,575)
Net cash used by investing activities	(13,405)	(272,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(4,633)	(1,427)
Proceeds from notes and loans payable	1,124,000	1,178,000
Repayment of notes and loans payable	(200,154)	(541,906)
Proceeds from sale of common stock, net of direct offering costs	150,000	738,928
Proceeds from collection of preferred stock subscription receivables	-	6,000
Proceeds from sale of equity in subsidiary	-	30,000
Increase in related party notes and loans payable-net	47,781	49,068
Net cash provided by financing activities	1,116,994	1,458,663

Net increase (decrease) in cash	2,475	(51,598)
Cash, beginning of period	14,888	66,486

Cash, end of period	$17,363	$14,888

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$25,855	$41,256
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 675,000 shares of Common stock for repayment of related party payables	$54,000	$-
Issuance of 453,860 shares of Common stock for accrued expenses	$28,068	$-
Issuance of 12,287,914 shares of Common stock for debt repayment	$528,706	$-
Issuance of 1,164,242 shares of Common stock for payment of debt interest	$57,525	$-
Issuance of 200,000 shares of Common stock for fixed assets	$12,000	$-
Value of shares loaned by stockholder	$1,496,217	$-
Equipment purchased under capital lease	$8,408	$21,952
Issuance of 885,803 shares of Common stock for prepaid interest and debt commission	$-	$140,827
Issuance of 2,000,000 shares of Common stock for cashless warrant exercise	$-	$380,000
Issuance of 1,500,000 shares of Common stock pursuant to purchase of Advent Power Systems Inc.	$-	$330,000
Issuance of 125,000 shares of Common stock for consulting agreement	$-	$27,500
Issuance of 30,000 shares of Common stock to purchase website	$-	$3,300

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

In the third quarter of 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”), to market the waste heat recovery systems for all Cyclone engine models. As of December 31, 2013, the Company had a 73.72% controlling interest in the WHE Subsidiary. In March 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of December 31, 2013, the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The audited consolidated financial statements include the accounts of the Company, its 73.72% owned WHE Subsidiary and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements.

The Company prepares its audited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). The principles require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows have been included. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of accounts receivable, inventories, identifiable intangible assets and other long-lived assets, contracts, derivative liabilities, income taxes and contingencies. Actual results could differ from these estimates.

C. CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2013 and 2012, total anti-dilutive shares amounted to approximately 25.8 and 21.8 million shares, respectively.

E. INCOME TAXES

Income taxes are accounted for under the asset and liability method as stipulated by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized by the use of a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2013, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2010 through 2013.

F. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone method recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) is appropriate for two of the Company’s contracts which specifically enumerate approved work effort milestones required for remuneration – the Company’s contract with the U.S. Army / TARDEC and the Amended and Restated Technology Application License Agreement with Phoenix Power Group LLC. The Company achieved the first and second milestones on its contract with the U.S. Army in 2012 and recognized revenue and related costs of goods sold of approximately $753,000 and $428,000, respectively.  In 2013, the Company achieved two additional milestones on the U.S. Army contract and recognized additional revenue and related cost of goods sold of approximately $503,000 and $295,000, respectively. With respect to the amended Phoenix license, the Company achieved one milestone in the third quarter of 2013 and recognized revenue and related cost of goods sold of approximately $150,000 and $133,000 respectively. All revenue and costs of goods sold are included in the accompanying consolidated statements of operations.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue on the consolidated balance sheets. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

The summary of fair values and changing values of financial instruments as of January 1, 2013 (beginning of period) and December 31, 2013 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$-	$484,796	$484,796	3	Binomial Lattice Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the years ended December 31, 2013 and 2012 were $772,795 and $1,091,501, respectively.

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

P. RECLASSIFICATIONS

Certain balances presented previously have been reclassified to conform to the financial statement presentation adopted for this year.

Q. RECENT ACCOUNTING PRONOUNCEMENTS

In 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-05 “Service Concession Arrangements (Topic 853), ASU 2014-04 Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), ASU 2014-03 Derivatives and Hedging (Topic 815) Accounting for Certain Receive-Variable, Pay Fixed Interest Rate Swaps-Simplified Hedge Account Approach, and ASU 2014-02 Intangibles-Goodwill and Other (Topic 350). Management believes that these standards will not materially impact our financial statements.

R. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of December 31, 2013, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through December 31, 2013. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

S. DERIVATIVE FINANCIAL INSTRUMENTS

Accounting and reporting standards for derivative instruments and for hedging activities were codified by ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). It requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company has derivative liabilities pursuant to convertible debt and common stock warrants, and has recognized net expenses on the consolidated statements of operations. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

T. SUBSEQUENT EVENTS

The Company follows ASC 855, “Subsequent Events”. Management evaluated events occurring between the consolidated balance sheet date of December 31, 2013, and when the financial statements were available to be issued. Subsequent events that require disclosure are provided in

Note 17.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses of approximately $3.8 million for the year ended December 31, 2013, and $3.0 million for the year ended December 31, 2012. The cumulative deficit since inception is approximately

$52.5 million, which is comprised of $21.5 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses, and $31.0 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable for the year ended December 31, 2013. The Company has a working capital deficit at December 31, 2013 of approximately $6.0 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue), and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:

	December 31, 2013	December 31, 2012
Engine material and parts	$316,513	$542,116
Labor	237,311	173,209
Applied overhead	35,596	25,981
Total	589,420	741,306
Inventory valuation reserve	(100,000)	(100,000)
Inventory, net	$489,420	$641,306

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31, 2013	December 31, 2012
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	94,572
Equipment and computers	398,342	371,449
Total	502,562	475,669
Accumulated depreciation	(125,799)	(99,492)
Net property and equipment	$376,763	$376,177

Depreciation expense for the years ended December 31, 2013 and 2012 was $26,307 and $22,951, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2013 and December 31, 2012 were $374,768 and $406,686, respectively. For the years ended December 31, 2013 and 2012, the Company capitalized $6,920 and $5,315, respectively, of expenditures related to these assets. As of December 31, 2013, the Company had 33 patents issued on its technology both in the U.S. and internationally, and three trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expense for the year ended December 31, 2013 and 2012 was $38,838 and $39,729, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	December 31, 2013	December 31, 2012
8% uncollateralized note payable, paid by February 2013	$-	$10,000

12% uncollateralized notes payable, paid by June 2013	-	110,000

9% convertible notes payable, net of original issue discounts of $0 and $97,628 at December 31, 2013 and December 31, 2012, paid by September 2013, and collateralized by receivables from the U.S. Army Contract	-	385,594

6-12% uncollateralized demand notes payable	127,500	160,500

12% senior secured note payable, plus 6% redemption premium, collateralized by all assets of the Company, monthly payments commencing December 2013 through September 2014	361,767	-

12% convertible notes payable, net of discount of $48,851 at December 31, 2013, maturing at various dates from November 2013 through July 2014 (A)	139,769	-

10% convertible note payable, net of discount of $115,585 at December 31,2013, monthly payments commencing in December 2013 through July 2014 (B)	74,344	-
10% convertible notes payable, net of discount of $58,279 at December 31, 2013, maturing August 2014 (C)	15,634	-
10% convertible notes payable, net of discount of $55,109 at December 31, 2013, maturing December 2014 (D)	10,891	-
6% convertible note payable, net of discount of $89,003 at December 31, 2013, maturing in December 2016 ( E )	30,997	-
Total current non related party notes –net of discount	760,902	666,094
Less-Current Portion	729,905	666,094
Total non-current non related party notes –net of discount (accrued interest is included in accrued expenses)	$30,997	$-

(A)

Notes issued net of 10% original discount of $31,110 ($ 9,050 unamortized at December 31, 2013) along with additional discount from derivative liabilities of $130,684 ($39,801 unamortized at December 31, 2013). At December 31, 2013, the Company held 14,050,000 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(B)

Note issued net of original discount of $26,250 ($9,981 unamortized at December 31, 2013) along with stock purchase warrants whose value at issuance of $34,680 has been carried as a discount against the note ($30,616 unamortized at December 31, 2013) and an additional discount from derivative liabilities of $89,370 ($74,988 unamortized at December 31, 2013). At December 31, 2013, the Company held 8,484,012 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(C)

Notes issued net of discount from derivative liabilities of $58,279 ($42,866 unamortized at December 31, 2013). At December 31, 2013, the Company held 6,461,880 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(D)

Notes issued net of discount from derivative liabilities of $65,436 ($55,109 unamortized at December 31, 2013). At December 31, 2013, the Company held 9,243,494 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(E)

Notes issued net of 10% original discount of $12,000 ($11,760 unamortized at December 31, 2013) along with additional discount from derivative liabilities of $78,231 ($77,243 unamortized at December 31, 2013).

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	December 31, 2013	December 31, 2012
6% demand loan from controlling shareholder, uncollateralized (A)	$-	$11,285

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (B)	424,285	424,785

6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	85,364	66,364

12% non-collateralized loans from officer and shareholder, payable on demand	11,000	11,000

Accrued Interest	254,471	213,905

Total current related party notes, inclusive of accrued interest	$775,120	$727,339

(A)

This note (originally $40,000) was issued to finance the purchase of 8,000 shares of the Company’s Series A Preferred Stock. This treasury stock was subsequently sold for $40,000. For the year ended December 31, 2013 and for the year ended December 31, 2012, $11,285 and $0 of principal was paid on the note balance.

(B)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note was secured by a UCC-1 filing on the Company’s patents and patent applications, which expired and has not been renewed.  For the year ended December 31, 2013 and for the year ended December 31, 2012, $500 and $4,550 of principal was paid on the note balance.

During 2013, the Company’s Chairman and co-founder loaned approximately 37.4 million shares of Company common stock, valued at approximately $1.5 million, as reserve treasury shares pursuant to various debt covenants. These shares have been presented as the value of shares loaned by stockholder in the accompanying consolidated balance sheets. These shares were returned to the Chairman in March 2014.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, utilities and sales tax due on rent. Occupancy costs for the years ended December 31, 2013 and 2012 were $62,964 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of December 31, 2013 and December 31, 2012 are $1,910,073 and $1,647,811, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

The Company relies on capital raised through private placements of common and preferred stock, and loans from related and third parties to assist in the funding of operations. In December 2013, the Board of Directors unanimously approved the increase in authorized common stock to 900,000,000 shares.

During the year ended December 31, 2013, the Company issued 13,881,401 shares of restricted common stock valued at $865,335, and amortized $110,652 of common stock warrants for outside services.

The Company issued 200,205 shares of restricted stock valued at $14,000, amortized (based on vesting) $146,613 of common stock options for employee services, and charged $51,930 for re-priced employee options.

During the year ended December 31, 2013, the Company sold 2,666,666 shares of restricted common stock for $150,000 inclusive of 625,000 common stock warrants valued at $10,867 (valued by the Black Scholes method).

The Company issued 675,000 shares of restricted common stock valued at $54,000 in satisfaction of contracted and accrued officers’ salaries.

During the year ended December 31, 2013, the Company issued 1,164,242 shares of common stock valued at $57,525 as partial payment of interest on debt, 12,287,914 shares of common stock in repayment of $540,224 of debt, and 453,860 shares of common stock valued at $28,068 in satisfaction of liabilities. Also, the company issued 200,000 shares of restricted common stock to purchase $12,000 of fixed assets and 2,260,725 shares of common stock were issued pursuant to a cashless warrants conversion.

In the third quarter of 2013, officers and members of the senior management of the Company contributed 1,820,000 shares of their personal holdings of common stock to the 2013 Employee Appreciation Stock Pool, which was distributed to the Company’s employees as additional compensation and incentives based on their years in service. This resulted in a non-cash charge to compensation of $145,600. Additionally in the third quarter of 2013, the Company’s Chairman purchased a 5% equity interest in our subsidiary Cyclone-WHE LLC in exchange for 5,000,000 common shares of the Company that he personally owned. During the same quarter, Cyclone-WHE used 2,000,000 of these shares to compensate service providers and consultants, and currently holds 3,000,000 shares which are presented as treasury stock in the consolidated balance sheets. The treasury stock may be used in the future to pay for services or for fund raising activities.

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by officers and employees for the year ended December 31, 2013, the Company issued 600,000 common stock options, valued at $37,000  (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $0.08 and with a maturity life of 10 years. For the year ended December 31, 2013, the income statement charge for the amortization of stock options was $ 146,613 and the unamortized balance was $9,244.

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

A summary of the common stock options for the period from December 31, 2011 through December 31, 2013 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2011	6,035,000	$0.208	5.7
Options issued	3,840,000	. 147	8.2
Options exercised	(30,000)	(.120)	-
Options cancelled	(105,000)	(.212)	-
Balance, December 31, 2012	9,740,000	$.185	7.1
Options issued	600,000	0.080	9.3
Options exercised	-	-	-
Options cancelled	(600,000)	(0.135)	-
Options re-priced:
Cancelled-old	(4,185,000)	(0.20)	(6.5)
Re-priced	4,185,000	0.10	6.5
Balance, December 31, 2013	9,740,000	$0.129	6.5

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance December 31, 2013	9,140,000	$.106	6.3

Additional vesting by March 31, 2014	600,000	.08	9.3

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2013			Year Ended December 31, 2012
Risk free interest rate	.51%	-	1.41%	.03%	-	.72%
Expected volatility	34%	-	107%	66%	-	75%
Expected term in years	1	-	5	3	-	5
Expected dividend yield		0%			0%
Average value per options and warrants	$.01	-	$.06	$.03	-	$.11

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

B. COMMON STOCK WARRANTS

In the year ended December 31, 2013, pursuant to the Company repaying $110,000 of debt with common stock, the Company re-priced 360,000 common stock warrants to $0.10 per share from an average price of $0.30 per share. Additionally, in connection with $200,000 of new debt, the Company issued 565,625 common stock warrants at an adjusted exercise price of $0.02 with a 5-year term, and pursuant to various debt agreements, issued 11,694,248 additional common stock warrants at an average price of $.022 per share. In connection with a consulting agreement with Advent International Management Company of Florida LLC and further agreement to convert payables into common stock, the Company re-priced 500,000 warrants from $.17 to $.08 per share. In the fourth quarter of 2013, the Company issued 625,000 warrants at a $.02 exercise price (valued at $10,867) with a three year term, pursuant to the sale of common stock to unaffiliated third parties.

The Company re-priced to an average of $0.022 per share (from $0.15 per share) 1,986,222 common stock warrants issued in connection with $544,000 aggregate debt financing in the third quarter of 2012, and issued an additional 11,694,248 common stock warrants priced at an average of $0.022 pursuant to this repayment event. The warrant holders may exercise the warrants without paying the cash price, and instead have the Company withhold shares that would otherwise be delivered pursuant to the warrant, based upon the market value of those shares and equal to the total conversion price of the remaining converted warrants. The warrants are also subject to certain anti-dilution protections, whereby if the Company issues common stock at a price less than $0.10 a share (in a “non-exempted” issuance, and based on the most current exercise price), then the exercise price of the warrants shall reset to that lower value. “Exempted” issuances include shares issued subject to Board-approved option plans, any convertible securities outstanding as of the date of the warrant issuance, up to 5 million shares of common stock issued to service providers of the Company, and certain other issuances set forth in the warrant agreements. 2,260,725 of warrants (priced at $.0313 per share) were exercised in a cashless conversion, and 2,382,515 warrants were forfeited to effectuate the cashless conversion.

In 2012, the Company issued 2,440,000 warrants at a $.20 exercise price (valued at $173,369) with a 3 year term, pursuant to the sale of common stock to unaffiliated third parties. In recognition of these warrants issued in 2012 for common stock sales, the Company re-priced 2,843,750 warrants issued in 2011 (pursuant to the sale of common stock) to a $.20 exercise price from a $.27-$.32 price. The Black Scholes valuation of the re-priced warrants is $232,383 as compared to the initial valuation of $589,238. The Company also issued: 1,162,667 warrants at a $.20 exercise price with a 5 year term (valued at $97,454) in connection with $436,000 of debt financing; 68,692 warrants at an exercise price of $.27 with a 3 year term (valued at $2,236) pursuant to commission on common stock sale; 500,000 common stock warrants (valued at $32,145) at an exercise price of $.17 with a 5 year term, pursuant to a consulting agreement with Advent Power Systems; and 436,000 warrants at a $.15 exercise price with a 5 year term (valued at $17,270) in connection with $109,000 of debt financing. The Company also re-priced and issued an additional 387,555 warrants in connection with the above $436,000 debt financing, with a net reduced Black Scholes valuation of $18,173.

A summary of outstanding vested warrant activity for the period from December 31, 2011 to December 31, 2013 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2011	4,381,751	$.265	.99
Warrants issued	4,994,914	.178	2.38
Warrants exercised	-	-	-
Warrants cancelled/expired	(1,520,500)	(.224)	-

Balance, December 31, 2012	7,856,165	.265	1.85
Warrants issued	12,884,873	.021	3.75
Warrants exercised-cashless	(2,260,725)	(.0313)	-
Warrants cancelled/forfeited	(2,382,515)	(.0313)	-
Warrants re-priced:
Cancelled – old	(2,846,222)	(.173)	(3.4)
Re-Priced	2,846,222	.041	3.4
Balance, December 31, 2013	16,097,798	$.057	2.85

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2013 and 2012 are as follows:

	Year ended December 31, 2013	Amount	Year ended December 31, 2012	Amount
Tax benefit at U.S. statutory rate	34%	$1,107,705	34%	$965,818
State taxes, net of federal benefit	4	130,318	4	113,626
Change in valuation allowance	(38)	(1,238,023)	(38)	(1,079,444)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for years ended December 31, 2013 and 2012 consisted of the following:

Deferred Tax Assets	December 31, 2013	December 31, 2012
Net Operating Loss Carry-forward	$7,946,959	$6,604,436
Deferred Tax Liabilities – Accrued Officers’ Salaries	(440,135)	(335,635)
Net Deferred Tax Assets	7,506,824	6,268,801
Valuation Allowance	(7,506,824)	(6,268,801)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2013, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $16.7 million that may be offset against future taxable income through 2028. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In 2009 the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. In December 2013, the Company acquired $8,408 of equipment via capitalized lease obligations at an interest rate of 15.5%. Total lease payments made for the year ended December 31, 2013 were $4,633. The balance of capitalized lease obligations payable at December 31, 2013 was $26,711. Future lease payments are:

2014	$6,161
2015	5,801
2016	6,620
2017	6,079
2018	2,050
$26,711

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease (with extensions) for an additional 2,000 square feet. Effective July 2013, the Company renewed this lease for one year, at an annual rate of $ 17,304 or $8.65/s.f, terminating in June 2014. The lease expense for the years ended December 31, 2013 and 2012 was $17,645 and $17,063, respectively.

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

NOTE 14 – CONSOLIDATED SUBSIDIARIES

In the first quarter of 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company.  Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of December 31, 2013, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

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

The total losses of the CWHE subsidiary for the year ended December 31, 2013 and for the year ended December 31, 2012 were $157,266 and $0 respectively. Losses of the subsidiary are currently fully borne by the Company in the consolidated statements of operations. There is no guarantee of future profits or positive cash flow of the subsidiary that will be realized. As of December 31, 2013, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $41,330 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

In the year ended December 31, 2013, the Company had collected $502,882, which relates to work in progress billings due from the U.S. Army/TARDEC contract, which has been recorded as revenue under the milestone method of revenue recognition for the contract. Additionally, the Company recorded $150,000 in revenue from the amended and restated license with Phoenix Power, which also fell under the milestone method of revenue recognition. As of December 31, 2013, the Company has no billed accounts receivables.

As of December 31, 2013, total backlog for prototype engines to be delivered in the following twelve months was $2.15 million, of which approximately $0.5 million has been paid under the Company’s Phoenix Power and Combilift agreements, collectively, and $1.25 million had been paid under the U.S. Army contract.  The Company expects the balance from these projects to be paid over the following six to nine months of the respective contracts’ development periods, as engines are delivered to the customers.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in 2013 the Company entered into convertible note agreements in the aggregate face amount of $743,250. The conversion prices into common stock ranged from a discount of 30% to 44% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this revised conversion triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

At the time of the original issuance, the Company recognized derivative liabilities of $456,681 with a discount offset against the underlying loan. In the year ended December 31, 2013, the Company recorded a $136,057 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $94,416 in additional paid in capital pursuant to conversion of convertible notes to common stock, and $122,532 of derivative loss related to adjusting the derivative liability to fair value. At December 31, 2013, the derivative related fair value of debt and warrants were $469,729 and $15,067, respectively.

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

Volatility	87%	-	173%
Risk Free Rate	0.1%	-	1.75%
Expected Term (years)	0.0	-	3.0
Dividend Rate		0%

NOTE 17 – SUBSEQUENT EVENTS

In the first quarter of 2014, the Company engaged in the following transactions:

●	The Company sold 5,000,000 shares of common stock to one accredited investor for $100,000.

●	Four different investment funds provided an aggregate of $255,000 of convertible notes to the Company, all convertible at share prices between 35% and 45% discount to market. These notes bear interest at rates between 6% and 12%, and have terms that range from 6 to 36 months.

●

Three separate funds purchased approximately $81,000 in uncollateralized demand notes from a trust that had loaned the Company $153,000 through 2013, and another group that loaned the Company $65,000 through 2012. In exchange for these demand notes, the Company issued to these holders new 12 month promissory notes with interest rates between 10% and 12%, convertible into common stock at prices between 42% and 45% discount to market. A separate fund purchased $100,000 in principal and interest from TCA Global, pursuant to their $400,000 Senior Secured Debenture. In exchange for this debt assignment, the Company issued to this holder a new 12 month 10% interest promissory notes, convertible into common stock at approximately a 42% discount to market.

●	The Company issued 22,551,515 shares of common stock in conversion of approximately $300,000 in convertible debt.

●

Two of the Company’s warrant holders exercised their warrants at approximately $0.017 per share, providing them with 4,722,365 shares of common stock in the aggregate. No cash was paid by the warrant holders in connection with the exercise.

●	Four of the Company’s executive management converted $1,625,073 in deferred salary into 20,303,461 shares of restricted common stock, equivalent to approximately $0.08 per share.