Form 10-Q
period 2014-03-31
CYCLONE POWER TECHNOLOGIES INC
filed 2014-05-20
CIK 1442711

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

As of May 15, 2014, there were 344,215,227 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

Cyclone Power Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$7,059	$17,363
Inventory, net	589,184	489,420
Other current assets	42,662	55,020
Total current assets	638,905	561,803

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	502,562	502,562
Accumulated depreciation	(133,621)	(125,799)
Net property and equipment	368,941	376,763

OTHER ASSETS
Patents, trademarks and copyrights	571,178	571,178
Accumulated amortization	(205,872)	(196,410)
Net patents, trademarks and copyrights	365,306	374,768
Other assets	2,762	2,762
Total other assets	368,068	377,530

Total Assets	$1,375,914	$1,316,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$689,472	$682,692
Accounts payable and accrued expenses-related parties	443,196	1,965,596
Notes and other loans payable-current portion	585,282	729,905
Derivative liabilities	619,268	484,796
Notes and other loans payable-related parties	782,746	775,120
Value of shares loaned by stockholder	-	1,496,217
Capitalized lease obligations-current portion	5,920	6,161
Deferred revenue and license deposits	416,441	416,186
Total current liabilities	3,542,325	6,556,673

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	19,222	20,550
Notes and other loans payable-net of current portion	64,869	30,997
Total non-current liabilities	84,091	51,547

Total Liabilities	3,626,416	6,608,220

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	-	-
Common stock, $.0001 par value, 900,000,000 shares authorized, 332,043,678 and 272,679,942 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	33,204	27,268
Additional paid-in capital	51,103,199	48,644,132
Treasury stock, 3,000,000 and 40,405,420 shares, at March 31, 2014 and December 31, 2013 respectively, at cost.	(210,000)	(1,706,217)
Prepaid expenses with common stock	(418,545)	(595,980)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit (inclusive of non-cash derivative losses of $31,386,386 and other losses of $22,154,169 at March 31, 2014 and non-cash derivative losses of $31,033,299 and other losses of $21,440,971 at December 31, 2013)	(53,540,555)	(52,474,270)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(3,038,697)	(6,111,067)
Non controlling interest in consolidated subsidiaries	788,195	818,943

Total Stockholders' Deficit	(2,250,502)	(5,292,124)

Total Liabilities and Stockholders' Deficit	$1,375,914	$1,316,096

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyclone Power Technologies, Inc.

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES	$-	$251,441

COST OF GOODS SOLD	27,000	165,476

Gross margin	(27,000)	85,965

OPERATING EXPENSES
Advertising and promotion	7,605	7,196
General and administrative	437,739	420,729
Research and development	124,180	250,550

Total operating expenses	569,524	678,475

Operating loss	(596,524)	(592,510)

OTHER EXPENSE
Derivative expense -notes payable	55,158	-
Interest expense	445,351	76,376

Total other expense	500,509	76,376

Loss before income taxes	(1,097,033)	(668,886)
Income taxes	-	-

Net loss	$(1,097,033)	$(668,886)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	261,282,936	239,988,736

The accompanying notes are an integral part of these condensed consolidated financial statements

Cyclone Power Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

 (unaudited)

	Three Months Ended March 31
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,097,033)	$(668,886)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,284	16,743
Issuance of restricted common stock, options and warrants for services	54,572	181,785
Warrants issued pursuant to repayment of debt in common stock	-	22,473
Loss from derivative liability-notes payable	55,158	-
Amortization of derivative debt discount	297,929	-
Original issue discount paid with stock	10,714	-
Amortization of prepaid expenses via common stock & warrants	177,435	-
Amortization of original issue discount	14,095	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(99,764)	119,631
Decrease in other current assets	12,358	13,731
Increase in accounts payable and accrued expenses	126,577	82,022
Increase in accounts payable and accrued expenses-related parties	102,674	98,958
Increase in deferred revenue and deposits	255	-
Net cash used by operating activities	(327,746)	(133,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	-	(4,625)
Net cash used by investing activities	-	(4,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(1,569)	(1,075)
Proceeds from notes and loans payable	240,000	70,000
Repayment of notes and loans payable	(38,615)	(10,000)
Proceeds from sale of common stock	110,000	100,000
Increase in related party notes and loans payable-net	7,626	6,874
Net cash provided by financing activities	317,442	165,799

Net (decrease) increase in cash	(10,304)	27,631
Cash, beginning of period	17,363	14,888

Cash, end of period	$7,059	$42,519

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$25,121	$1,857
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 20,313,416 shares of Common stock for repayment of related party payables	$668,312	$-
Issuance of 1,750,000 shares of Common stock for accrued expenses	$75,000	$-
Issuance of 21,567,656 shares of Common stock for debt repayment	$285,317	$-
Issuance of 983,859 shares of Common stock for debt interest	$12,616	$-
Value of shares repaid to stockholder	$1,496,217	$-
Forgiveness of deferred officers' salaries as contributed capital	$956,762	$-
Issuance of 675,000 shares of Common stock for repayment of related party payables	$-	$54,000
Issuance of 150,000 shares of Common stock for accrued expenses	$-	$12,875
Issuance of 1,466,965 shares of Common stock for debt repayment	$-	$115,226
Issuance of 133,608 shares of Common stock for payment of debt interest	$-	$15,978

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

In 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”), to market the waste heat recovery systems for all Cyclone engine models. As of March 31, 2014 the Company had a 73.72% controlling interest in the WHE Subsidiary, which in May 2014, re-domiciled to Delaware as a corporation named WHE Generation Corp. In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. Its purpose is to build, test and run a vehicle utilizing the Company’s engine. As of March 31, 2014, the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company, its 73.72% owned WHE Subsidiary and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

The accounting principles utilized by the Company require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the periods. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of inventory, identifiable intangible assets and other long-lived assets, contracts, income taxes, derivative liabilities, and contingencies. Actual results could differ from these estimates.

C. CASH

Cash includes cash on hand and cash in banks. The Company maintains cash balances at several financial institutions.

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2014 and 2013, total anti-dilutive shares not inclusive of the potential conversion of several convertible promissory notes amounted to approximately 19.6 million and 18.6 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of March 31, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2010 through 2013.

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

The summary of fair values and changing values of financial instruments for the three months ended March 31, 2014 is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$484,796	$134,472	$619,268	3	Binomial Lattice Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three months ended March 31, 2014 and 2013 were $124,180 and $250,550, respectively.

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

As of March 31, 2014, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through March 31, 2014. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

R. DERIVATIVE FINANCIAL INSTRUMENTS

Accounting and reporting standards for derivative instruments and for hedging activities were codified by ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). It requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company has derivative liabilities pursuant to convertible debt and common stock warrants, and has recognized net expenses on the condensed consolidated statements of operations. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses of approximately $1.1 million for the three months ended March 31, 2014, and $3.8 million for the year ended December 31, 2013. The cumulative deficit since inception is approximately $53.5 million, which is comprised of $22.1 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses, and $31.4 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable for the year ended December 31, 2013 and the three months ended March 31, 2014. The Company has a working capital deficit at March 31, 2014 of approximately $2.9 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue), and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:

	March 31, 2014	December 31, 2013
Engine material and parts	$332,314	$316,513
Labor	307,280	237,311
Applied overhead	49,590	35,596
Total	689,184	589,420
Inventory valuation reserve	(100,000)	(100,000)
Inventory, net	$589,184	$489,420

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2014	December 31, 2013
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	94,572
Equipment and computers	398,342	398,342
Total	502,562	502,562
Accumulated depreciation	(133,621)	(125,799)
Net property and equipment	$368,941	$376,763

Depreciation expense for the three months ended March 31, 2014 and 2013 was $7,822 and $6,773, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of March 31, 2014 and December 31, 2013 were $365,306 and $374,768, respectively. For the three months ended March 31, 2014 and for the year ended December 31, 2013, the Company capitalized $0 and $ 6,920, respectively, of expenditures related to these assets. As of March 31, 2014, the Company had 33 patents issued on its technology both in the U.S. and internationally, and three trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expense for the three months ended March 31, 2014 and 2013 was $9,462 and $9,970, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.   NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	March 31, 2014	December 31, 2013

12% senior secured note payable, plus 6% redemption premium, collateralized by all assets of the Company, monthly payments commencing December 2013 through September 2014	$237,033	$361,767

6-12% uncollateralized demand notes payable	40,000	127,500

12% convertible notes payable, net of discount of $17,480 and $48,851 at March 31, 2014 and December 31, 2013, respectively, maturing at various dates from November 2013 through July 2014 (A)	99,864	139,769

10% convertible note payable, net of discount of $27,322 and $115,585 at March 31, 2014 and December 31, 2014, respectively, monthly payments commencing in December 2014 through July 2014 (B)	77,763	74,344

10% convertible notes payable, net of discount of $59,010 and $58,279 at March 31, 2014 and December 31, 2013, respectively, maturing at various dates from August 2014 through January 2015 (C)	36,988	15,634

10% convertible notes payable, net of discount of $57,386 and $55,109 at March 31, 2014 and December 31, 2013, respectively, maturing at various dates from December 2014 through January 2015 (D)	52,614	10,891

6% convertible notes payable, net of discount of $155,131 and $89,003 at March 31, 2014 and December 31, 2013, respectively, maturing at various dates from December 2016 through February 2017 ( E )	64,869	30,997

10% convertible note payable, net of discount of $54,646 at March 31, 2014, maturing in February 2015 ( F )	20,354	-

12% convertible notes payable, net of discount of $54,334 at March 31, 2014, maturing at various dates from July 2014 through March 2015 ( G )	20,666	-

Total current non related party notes –net of discount	650,151	760,902

Less-Current Portion	585,282	729,905

Total non-current non related party notes –net of discount (accrued interest is included in accrued expenses)	$64,869	$30,997

(A)

Notes issued net of 10% original discount of $31,110 ($6,104 unamortized at March 31, 2014) along with additional discount from derivative liabilities of $130,684 ($11,376 unamortized at March 31, 2014). At March 31, 2014, the Company held 7,962,267 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(B)

Note issued net of original discount of $26,250 ($5,981 unamortized at March 31, 2014) along with stock purchase warrants whose value at issuance of $34,680 has been carried as a discount against the note ($10,276 unamortized at March 31, 2014) and an additional discount from derivative liabilities of $89,370 ($11,065 unamortized at March 31, 2014). At March 31, 2014, the Company held 821,831 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(C)

Notes issued net of discount from derivative liabilities ($59,010 unamortized at March 31, 2014). At March 31, 2014 the Company held 18,582,894 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(D)

Notes issued net of discount from derivative liabilities ($57,386 unamortized at March 31, 2014). At March 31, 2014, the Company held 19,700,581 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(E)	Notes issued net of 10% original discount ($20,095 unamortized at March 31, 2014) along with additional discount from derivative liabilities ($135,036 unamortized at March 31, 2014). At March 31, 2014, the Company held 36,000,000 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.
(F)	Notes issued net of discount from derivative liabilities of $80,104 ($54,646 unamortized at March 31, 2014). At March 31, 2014, the Company held 18,232,759 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.
(G)	Notes issued net of discount from derivative liabilities of $86,258 ($54,334 unamortized at March 31, 2014). At March 31, 2014, the Company held 2,661,539 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

B.   RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	March 31, 2014	December 31, 2013

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$424,285	$424,285

6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	81,251	85,364

12% non-collateralized loans from officer and shareholder, payable on demand	11,000	11,000

Accrued interest	266,210	254,471

Total current related party notes, inclusive of accrued interest	$782,746	$775,120

(A)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note was secured by a UCC-1 filing on the Company’s patents and patent applications, which expired and has not been renewed.  For the three months ended March 31, 2014 and for the year ended December 31, 2013, $0 and $500 of principal was paid on the note balance.

During the last quarter of 2013, the Company’s Chairman and co-founder loaned approximately 37.4 million shares of Company common stock, valued at approximately $1.5 million, as reserve treasury shares pursuant to various debt covenants. These shares have been presented as value of shares loaned by stockholder in the accompanying consolidated balance sheets. These shares were returned to the Chairman in March 2014.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, utilities and sales tax due on rent. Occupancy costs for the three months ended March 31, 2014 and 2013 were $15,741 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of March 31, 2014 and December 31, 2013 are $377,045 and $1,910,073, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand. In January 2014, four of the Company’s executive management converted $668,312 in deferred salary into 20,313,416 shares of restricted common stock and forgave $956,762 in deferred salary as contributed capital. This forgiveness of deferred salary was recorded to additional paid in capital in the accompanying condensed consolidated balance sheet at March 31, 2014.

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

NOTE 9 – STOCK TRANSACTIONS

During the three months ended March 31, 2014, the Company:

●

Issued 1,750,000 shares of restricted common stock valued at $75,000 for payment of liabilities, 1,450,000 shares of restricted common stock valued at $43,500 for services, and 4,722,365 shares of common stock pursuant to a cashless warrants conversion.

●	Amortized (based on vesting) $9,244 of common stock options for employee services and issued 357,142 shares of restricted common stock valued at $10,714 in advance payment of debt interest.

●	Sold 5,500,000 shares of restricted common stock for $110,000 and issued 2,719,298 shares of restricted common stock pursuant to a price guarantee for common stock sold in the prior year.

●	Issued 983,859 shares of common stock valued at $12,616 as payment of interest on debt, and 21,567,656 shares of common stock in repayment of $285,228 of debt.

●	Issued 20,313,416 shares of restricted common stock to four of the Company’s executive management as a conversion of $668,312 in deferred salary, and forgave $956,762 of deferred salary as contributed capital.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

In recognition of and compensation for services rendered by officers and employees for the year ended December 31, 2013, the Company issued 600,000 common stock options, valued at $37,000 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at exercise prices of $0.08 and with a maturity life of 10 years. For the three months ended March 31, 2014, the amortization of stock options was $9,244 and the unamortized balance was $0.

To improve the common stock position of the Company and help limit dilution, effective with the second quarter of 2013, the four corporate officers unanimously agreed to waive their rights to 2.4 million common stock options (600,000 per quarter collectively) contractually due them through March 2014. In lieu of issuing additional options to these officers and all other employees through the end of the year, the Company re-priced 4,185,000 million vested options held by the officers and employees that were priced at a minimum of $0.15 per share ($0.20 average) to $0.10 per share. The result was a non-cash charge of approximately $52,000. The remaining contractual life of the options was not changed.

A summary of the common stock options for the period from December 31, 2013 through March 31, 2014 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2013	9,740,000	$0.129	6.5
Options issued	-	-	-
Options exercised	-	-	-
Options cancelled	-	-	-
Balance, March 31, 2014	9,740,000	$0.139	6.2

 All options were vested and exercisable as of March 31, 2014.

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended March 31, 2014			Year Ended December 31, 2013

Risk free interest rate	.67%	-	1.32%	.51%	-	1.41%
Expected volatility	43%	-	63%	34%	-	107%
Expected term in years	2	-	4	1	-	5
Expected dividend yield		0%			0%
Average value per options and warrants	$ .01	-	$ .02	$ .01	-	$.06

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

B. COMMON STOCK WARRANTS

During the three months ended March 31, 2014, the Company:

●	Re-priced 625,000 common stock warrants to $.0114 (valued at $10,821) pursuant to a price guarantee from the 2013 sale of common stock to unaffiliated third parties.

●

Issued 2,838,051 common stock warrants and re-priced 565,625 common stock warrants, both to $.0114 (valued at $43,280) pursuant to a price guarantee from a 2013 debt agreement. No other terms of these common stock warrants were revised.

●	Issued 4,722,365 aggregate shares of common stock in a cashless exercise of 9,037,230 warrants.

A summary of outstanding vested warrant activity for the period from December 31, 2012 to March 31, 2014 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2013	16,097,798	0.057	2.85
Warrants exercised-cashless	(9,037,230)	(0.017)
Warrants issued	2,838,048	0.114	4.16
Warrants re-priced:
Cancelled – old	(1,190,625)	(0.020)
Re-Priced	1,190,625	0.114
Balance, March 31, 2014	9,898,616	$0.113	2.16

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31, 2014	Amount	Three months ended March 31, 2013	Amount
Tax benefit at U.S. statutory rate	34%	$229,566	34%	$204,047
State taxes, net of federal benefit	4	27,008	4	24,005
Change in valuation allowance	(38)	(256,574)	(38)	(228,052)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities for years ended March 31, 2014 and December 31, 2013 consisted of the following:

Deferred Tax Assets	March 31, 2014	December 31, 2013
Net Operating Loss Carry-forward	$8,229,658	$7,946,959
Deferred Tax Liabilities – Accrued Officers’ Salaries	(234,413)	(440,135)
Net Deferred Tax Assets	7,995,245	7,506,824
Valuation Allowance	(7,995,245)	(7,506,824)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2014, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17.9 million that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In 2009 the Company acquired $27,401 of property and equipment via capitalized lease obligations at an average interest rate of 18.4%. In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. In December 2013, the Company acquired $8,408 of equipment via capitalized lease obligations at an interest rate of 15.5%. Total lease payments made for the three months ended March 31, 2014 were $1,569. The balance of capitalized lease obligations payable at March 31, 2014 was $25,142. Future lease payments are:

2014	$4,592
2015	5,801
2016	6,620
2017	6,079
2018	2,050
$25,142

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease (with extensions) for an additional 2,000 square feet. Effective July 2013, the Company renewed this lease for one year, at an annual rate of $ 17,304 or $8.65/s.f, terminating in June 2014. The lease expense for the three months ended March 31, 2014 and 2013 was $4,326 and $4,452, respectively.

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

NOTE 14 – CONSOLIDATED SUBSIDIARIES

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of March 31, 2014, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

In July 2013, the Company’s Chairman purchased a 5% equity stake in the WHE Subsidiary in exchange for 5 million shares of his common stock in the Company. In connection with this purchase, the executive also agreed to release the security interest held by his company, Schoell Marine, on certain of the Company’s engine patents, which was collateral on approximately $425,000 in debt owed by the Company to Schoell Marine. The executive also agreed to provide 12 months of consulting services without additional compensation to the WHE Subsidiary.

In July 2013, as part of a Joint Manufacturing Operations Agreement, Precision CNC LLC (of Ohio) received a 5% interest in the WHE Subsidiary to provide expertise and management for its production operations (vesting over the following two years). Precision CNC was also given the right, during this period, to purchase up to an additional 5% in Cyclone-WHE at the then current valuation of that company. In May 2014, the WHE Subsidiary was re-domiciled to Delaware, and converted to a corporation named WHE Generation Corp.

The total losses of the WHE Subsidiary for the three months ended March 31, 2014 and for the year ended December 31, 2013 were $120,391 and $157,266, respectively. Losses of the subsidiary are currently fully borne by the Company in the consolidated statements of operations. There is no guarantee of future profits or positive cash flow of the subsidiary that will be realized. As of March 31, 2014, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $70,914 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of March 31, 2014, total backlog for prototype engines to be delivered in the following twelve months was approximately $440,000 from the Company’s Combilift license and U.S. Army contract. The Company expects the balance from these projects to be paid over the following six to nine months of the respective contracts’ development periods, as engines are delivered to the customers.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the three months ended March 31, 2014 and in the year ended December 31, 2013 the Company entered into convertible note agreements in the aggregate face amount of $ 460,800 and $743,250, respectively. The conversion prices into common stock ranged from a discount of 30% to 44% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

The Company recorded derivative liabilities of $371,025 and $456,681 with a discount offset against the underlying loan, during the three months ended March 31, 2014 and for the year ended December 31, 2013, respectively.

In the three months ended March 31, 2014, the Company recorded a $297,929 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $291,710 in additional paid in capital pursuant to conversion of convertible notes to common stock, and $55,158 of derivative loss related to adjusting the derivative liability to fair value. At March 31, 2014, the derivative related fair value of debt and warrants were $569,100 and $50,170, respectively.

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

	Three Months Ended March 31, 2014			Year Ended Dec. 31, 2013

Volatility	121%	-	139%	87%	-	173%
Risk Free Rate	0.1%	-	0.89%	0.1%	-	1.75%
Expected Term (years)	1	-	3	0	-	3
Dividend Rate		0%			0%

NOTE 17 – SUBSEQUENT EVENTS

In the second quarter of 2014, the Company engaged in the following transactions:

●

Four different investment funds provided aggregate net proceeds of $141,750 in the form of convertible notes to the Company, all convertible at share prices between 30% and 45% discount to market. These notes bear interest at rates between 8% and 12%, and have terms of 12 months.

●

One fund purchased approximately $52,000 in uncollateralized demand notes from three separate note holders of the Company. In exchange for these demand notes, the Company issued to these holders new 12 month promissory notes with interest rates between 10% and 12%, convertible into common stock at prices between 42% and 45% discount to market. A separate fund purchased $100,000 in principal and interest from a separate note holder of the Company, pursuant to their $400,000 Senior Secured Debenture. In exchange for this debt assignment, the Company issued to this holder two separate $50,000 12 month 10% interest promissory notes, convertible into common stock at approximately a 42% discount to market.

●	The Company issued approximately 29 million shares of common stock in conversion of approximately $200,000 in convertible debt.

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

The Company experienced substantial growth from a business, corporate structural and technology standpoint in 2013 which continued through the first quarter of 2014. During this period, management set a solid foundation to accomplish the goal of bringing our first engine (the WHE-DR) into manufacturing in 2014, thus positioning the Company to start generating consistent revenue this year. These achievements included:

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

The Company has also made headway in securing long-term funding to support the WHE commercialization project both in the private and public sectors. In February 2014, the Company received a commitment for the first $100,000 in project funding from a private investor. The Company is in the process of securing additional commitments for funding, which may amount to as much as $1.5 million.

As the WHE project progresses in Ohio, the Company’s core R&D team in Florida has greater resources to complete several other important projects in 2014, including the U.S. Army / TARDEC engine, designed to be used as a 10kW auxiliary power unit (APU) for combat vehicles. This Phase 1 development program provided approximately $502,882 in revenue to the Company in 2013, based on accomplished milestones. We forecast an additional $150,000 in revenue from this contract when we deliver the S-2 engine, expected to be in May 2014. Management is now seeking follow-on funding from both military and commercial groups to advance the technology into Phase 2 for durability and performance enhancement.

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

In late 2013 and Q1 2014, the Company also engaged in several convertible note transactions, which provided approximately $750,000 in new financing for our operations. These notes typically are convertible into common stock at anywhere between a 30% and 44% discount to closing prices of our common stock over a 10 to 20 day look back period. None of these notes were secured or contained any warrants.

Corporate Structural Actions.   From a corporate and structural stand-point, management has and will continue to take decisive steps to mature the Company to attract funding from investors with long range horizons and strategic partners who can add value from multiple directions. This type of funding is different from the convertible notes used to finance the Company over the last 18 months.

To strengthen the Company’s balance and capital structure, in Q1 2014 management converted a total of $668,312 of deferred salaries into 20,303,461 shares of common stock and forgave an additional $956,762 of their deferred salary as contributed capital. This action was meant to reduce liabilities and demonstrate management’s strong faith in the future of Cyclone.

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

Stock for Services and Contracts. During the quarter ended March 31, 2014, the Company issued 1,450,000 shares of restricted common stock valued at $43,500 for outside services, and 1,750,000 shares of restricted common stock in satisfaction of $75,000 liabilities. Additionally, the Company amortized (based on vesting) $9,244 of common stock options for employee services and, as stated above issued 20,303,461 shares of restricted common stock in satisfaction of $668,312 of contracted and accrued officers’ salaries.

Research & Development. The Company invests considerably in the development of its technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of its engine technology. For the three months ended March 31, 2014, the Company’s R&D expenses were $124,180.

Commitments for Capital and Operational Expenditures. Should additional funding be secured, the Company could consider a significant purchase of facilities or equipment, and could increase the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff.

Critical Accounting Policies. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depend at the time are reasonable based upon information then available. These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting treatment in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our condensed consolidated financial statements and related notes.

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

The condensed consolidated financial statements include the accounts of the Company and its 73.72% owned WHE Subsidiary and its 95% owned Cyclone Performance subsidiary. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for financial information. In the opinion of management, all adjustments considered necessary for a fair presentation of financial statements have been included and such adjustments are of a normal recurring nature.

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

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue. The Company had no revenue in the quarter ended March 31 2014. The Company recognized $251,441 in revenue in the quarter ended March 31, 2013 from the successful fulfillment of the third milestone under the US Army Contract.

Gross Margin. In the quarter ended March 31, 2014, the Company had a $27,000 charge to cost of goods sold, which was reflective of estimated additional costs on the US Army contract. Gross margin for the quarter ended March 31, 2013 was $85,965, attributable to the US Army Contract.

Operating Expenses. Operating expenses incurred for the quarter ended March 31, 2014 were $569,524 as compared to $678,475 for the same period in the previous year, a reduction of $108,951 or 16%. The majority of the decrease was due to a reduction in research and development expenses of $126,370 or 50%, reflective of the testing stage of our engines in 2014 as compared to the development phase of our engines in 2013.

Operating Loss. The operating loss for the quarters ended March 31, 2014 and 2013 was $596,524 and $592,510, respectively, an increased loss of $4,014 or 0.7%, due to the factors outlined above.

Other Expense.  Other expense for the quarter ended March 31, 2014 was $500,509, due to $147,422 of interest expense attributable to increase debt levels, derivative accounting related interest charges of $ 297,929 and derivative related expenses of $55,158 adjusting debt to fair value.

Other expense for the quarter ended March 31, 2013 was $76,376, due to interest expense (increase debt levels) and amortization of warrants issued pursuant to debt.

Net Loss and Loss per Share.  The net loss for the quarter ended March 31, 2014 was $1,097,033, compared to a net loss of $668,886 for the same period in the previous year. The increased loss of $428,147 or 64% is primarily related to derivative expenses in the quarter ended March 31, 2014 of $445,351 and the other factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Liquidity and Capital Resources

At March 31, 2014, the net working capital deficiency was $2,903,420 as compared to a deficiency of $5,994,870 at December 31, 2013, a decrease of $3,246,581 or 54%.

For the three months ended March 31, 2014, cash decreased by $10,304. This is reflective of funds used by the net loss of $1,097,033 and the $99,764 increase in inventory. Funds were provided by the sale of common stock of $110,000, debt proceeds of $240,000, higher accounts payable and accrued expenses of $126,577 and an increase of $102,674 in related party payables and accrued expenses. Non-cash charges for the three months were from the issuance of common stock, warrants and options for services of $54,572, amortization of prepaid expenses paid with common stock of $177,435, derivative expenses related to debt valuation of $55,158 and $297,929 of derivative debt discount amortization (charged as interest expense)

During the last quarter of 2013, the Company’s Chairman and co-founder loaned approximately 37.4 million shares of Company common stock, valued at approximately $1.5 million, as reserve treasury shares pursuant to various debt covenants. These shares have been presented as value of shares loaned by stockholder in the accompanying consolidated balance sheets. These shares were returned to the Chairman in March 2014 and the liability was reversed.

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

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the three months ended March 31, 2014 of approximately $.6 million. Cumulative operating losses since inception are approximately $20.6 million. The Company has a working capital deficit at March 31, 2014 of approximately $2.9 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Should plans to commence manufacturing of the WHE continue on schedule, we expect to generate approximately $1 million in engine sales over the following 12 months, or otherwise generate such amount from our investment in WHE. We also forecast another $450,000 in revenue from the development contracts currently in place. If we are successful in these endeavors, the resulting gross revenue could support approximately 70% of our operations this year. Additionally, we have potential contracts in various stages of negotiation that could generate another $2 million in revenue over the following 12 to 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

We have submitted approximately $1 million in grant (or grant-type) applications and proposals with the State of Ohio and other government offices, which could provide non-dilutive funding for our development specifically through the WHE Subsidiary. With respect to our Ohio operations, our WHE Subsidiary was initially established to provide a corporate entity for our waste-to-power business, as well as another funding option for investors who prefer to invest in non-public companies. We are actively seeking strategic partners and investors for this company, and believe that this strategy could be successful over the coming year in raising additional capital for both Cyclone and the subsidiary entity.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2014 the Company issued:

●

5,500,000 shares of common stock for an aggregate purchase price of $110,000 to two accredited investors; plus an additional 2,719,298 to two other accredited investors in connection with a price protection provision in their Securities Purchase Agreement signed in 2013. All of these securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The purchasers completed an Accredited Investor Questionnaire and Subscription Agreement, and received a copy of the Company’s Annual Report in connection with the issuance.

●

An aggregate of 2,200,000 shares of common stock to consultants and service providers of the Company, with an aggregate value of $88,500. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financials for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

●

1,000,000 shares of common stock in connection with the conversion of a warrant by an investment fund (the conversion for which occurred in 2013); and an additional 4,722,365 shares in connection with two other warrant conversions related to investment made by two funds in 2013. No cash was received by the company on any of these conversions. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The purchaser was an accredited investor, and received a copy of the Company’s Annual Report in connection with the issuance.

●

An aggregate of 21,567,656 shares of common stock to six investment funds in connection with the conversion of $285,228 in principal and 983,859 shares with the corresponding interest of $12,616 on several separate convertible promissory notes; plus an additional 357,142 shares to another fund as an advance payment on interest under a convertible promissory note. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The debt holders had previously completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuance.

●

An aggregate of 20,313,416 shares of common stock to officers and directors of the Company, in conversion of accrued and unpaid salaries, valued at $668,312. The securities were offered pursuant to an exemption under Section 4(2) of the Securities Act of 1933, amended. The shareholders were either accredited or sophisticated investors who received copies of the Company’s annual report, which contained audited financial statements as well as unaudited financial statements for the applicable quarterly period. Each party had an opportunity to ask questions of the Company and understood the risks of investment in the Company.

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

Cyclone Power Technologies, Inc.

May 20, 2014	/s/ Harry Schoell

Harry Schoell
Chairman and Chief Technical Officer
(Principal executive officer)

May 20, 2014	/s/ Bruce Schames.

Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)