Form 10-Q
period 2014-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2014-09-02
CIK 1442711

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

As of August 10, 2014, there were 552,913,309 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$42,937	$17,363
Inventory, net	505,028	489,420
Other current assets	32,851	55,020
Total current assets	580,816	561,803

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	502,562	502,562
Accumulated depreciation	(141,444)	(125,799)
Net property and equipment	361,118	376,763

OTHER ASSETS
Patents, trademarks and copyrights	581,788	571,178
Accumulated amortization	(215,334)	(196,410)
Net patents, trademarks and copyrights	366,454	374,768
Other assets	2,762	2,762
Total other assets	369,216	377,530

Total Assets	$1,311,150	$1,316,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$825,113	$682,692
Accounts payable and accrued expenses-related parties	539,754	1,965,596
Notes and other loans payable-current portion	204,814	729,905
Derivative liabilities	622,298	484,796
Notes and other loans payable-related parties	785,004	775,120
Value of shares loaned by stockholder	-	1,496,217
Capitalized lease obligations-current portion	4,947	6,161
Deferred revenue and license deposits	416,441	416,186
Total current liabilities	3,398,371	6,556,673

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	18,282	20,550
Notes and other loans payable-net of current portion	239,383	30,997
Total non-current liabilities	257,665	51,547

Total Liabilities	3,656,036	6,608,220

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.	-	-
Common stock, $.0001 par value, 900,000,000 shares authorized, 434,907,974 and 272,679,942 shares issued and outstanding at June 30, 2014 and December 31, 2013 respectively.	43,490	27,268
Additional paid-in capital	52,041,414	48,644,132
Treasury Stock, 3,000,000 and 40,405,420 shares, at June 30, 2014 and December 31, 2013 respectively, at cost.	(210,000)	(1,706,217)
Prepaid expenses with common stock	(271,126)	(595,980)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit (inclusive of non-cash derivative losses of $31,815,613 and other losses of $22,855,027 at June 30, 2014 and non-cash derivative losses of $31,033,299 and other losses of $21,440,971 at December 31, 2013)	(54,670,640)	(52,474,270)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(3,072,862)	(6,111,067)
Non controlling interest in consolidated subsidiaries	727,976	818,943

Total Stockholders' Deficit	(2,344,886)	(5,292,124)

Total Liabilities and Stockholders' Deficit	$1,311,150	$1,316,096

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013

REVENUES	$140,527	$502,882	$140,527	$251,441

COST OF GOODS SOLD	85,877	295,422	58,877	129,946

Gross margin	54,650	207,460	81,650	121,495

OPERATING EXPENSES
Advertising and promotion	13,170	1,007	5,565	(6,189)
General and administrative	980,516	875,651	542,777	454,922
Research and development	316,817	370,771	192,637	120,221

Total operating expenses	1,310,503	1,247,429	740,979	568,954

Operating loss	(1,255,853)	(1,039,969)	(659,329)	(447,459)

OTHER (EXPENSE) INCOME
Other income	-	22,000	-	22,000
Derivative (expense) -notes payable	(179,509)	-	(124,351)	-
Interest (expense)	(851,975)	(231,124)	(406,624)	(154,748)

Total other (expense)	(1,031,484)	(209,124)	(530,975)	(132,748)

Loss before income taxes	(2,287,337)	(1,249,093)	(1,190,304)	(580,207)
Income taxes	-	-	-	-

Net loss	$(2,287,337)	$(1,249,093)	$(1,190,304)	$(580,207)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	291,288,247	241,654,166	353,877,991	245,301,043

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,287,337)	$(1,249,093)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	34,569	32,580
Issuance of restricted common stock, options and warrants for services	109,759	329,040
Warrants issued pursuant to repayment of debt in common stock	-	114,296
Gain on debt conversion via common stock -net	-	(22,000)
Loss from derivative liability-notes payable	179,509	-
Amortization of derivative debt discount	602,805	-
Original issue discount paid with stock	10,714	-
Amortization of prepaid expenses via common stock and warrants	324,854	52,860
Amortization of original issue discount	37,385	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(15,608)	134,889
Increase in other current assets	22,169	31,823
Increase in other assets	-	(958)
Increase in accounts payable and accrued expenses	300,091	103,230
Increase in accounts payable and accrued expenses-related parties	199,232	175,407
Increase in deferred revenue and deposits	255	-
Net cash used by operating activities	(481,603)	(297,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(10,610)	(2,470)
Expenditures for property and equipment	-	(10,703)
Net cash used by investing activities	(10,610)	(13,173)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(3,482)	(2,253)
Proceeds from notes and loans payable	440,000	420,000
Repayment of notes and loans payable	(38,615)	(161,922)
Proceeds from sale of common stock, net of direct offering costs	110,000	100,000
Increase in related party notes and loans payable-net	9,884	8,063
Net cash provided by financing activities	517,787	363,888

Net increase in cash	25,574	52,789
Cash, beginning of period	17,363	14,888

Cash, end of period	$42,937	$67,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$38,084	$19,444
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 20,313,416 shares of Common stock for deferred officers' salaries	$668,312	$-
Issuance of 2,050,000 shares of Common stock for accrued expenses	$93,000	$-
Issuance of 117,424,952 shares of Common stock for debt repayment	$740,872	$-
Issuance of 3,190,859 shares of Common stock for debt interest	$25,507	$-
Value of shares repaid to stockholder	$1,496,217	$-
Forgiveness of deferred officers' salaries	$956,762	$-
Issuance of 675,000 shares of Common stock for repayment of related party payables	$-	$54,000
Issuance of 412,500 shares of Common stock for accrued expenses	$-	$33,875
Issuance of 2,998,149 shares of Common stock for debt repayment	$-	$259,074
Issuance of 170,895 shares of Common stock for payment of debt interest	$-	$13,421

See accompanying notes to the condensed consolidated financial statements

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

In 2010, the Company established a subsidiary, Cyclone-WHE LLC (the “WHE Subsidiary”), to market the waste heat recovery systems for all Cyclone engine models. As of June 30, 2014 the Company had a 73.72% controlling interest in the WHE Subsidiary, which in May 2014, redomiciled to Delaware as a corporation named WHE Generation Corp. In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of June 30, 2014, the company had a 95% controlling interest in Cyclone Performance.

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

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2014 and 2013, total anti-dilutive shares amounted to approximately 19.2 million and 19.3 million shares, respectively.

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

The summary of fair values and changing values of financial instruments as of January 1, 2014 (beginning of period) and June 30, 2014 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$484,796	$137,502	$622,298	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the six months ended June 30, 2014 and 2013 were $316,817 and $370,771, respectively.

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

Q. RECENT ACCOUNTING PRONOUNCEMENTS

In 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-15 “Presentation of Financial Statements-Going Concern (Subtopic 205-40) , ASU 2014-12 “Compensation-Stock Compensation” (Topic 718) , ASU 2014-09 “ Revenue from Contracts with Customers” (Topic 606), ASU 2014-03 Derivatives and Hedging (Topic 815) Accounting for Certain Receive-Variable, Pay Fixed Interest Rate Swaps-Simplified Hedge Account Approach, and ASU 2014-02 Intangibles-Goodwill and Other (Topic 350). Management believes that these standards will not materially impact our financial statements.

R. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of June 30, 2014, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through June 30, 2014. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses of approximately $2.3 million for the six months ended June 30, 2014, and $3.8 million for the year ended December 31, 2013 The cumulative deficit since inception is approximately $54.7 million, which is comprised of $22.9 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and other expenses, and $31.8 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable for the year ended December 31, 2013 and the six months ended June 30, 2014. The Company has a working capital deficit at June 30, 2014 of approximately $2.8 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue), and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:

	June 30, 2014	December 31, 2013
Engine material and parts	$321,422	$316,513
Labor	243,944	237,311
Applied overhead	39,662	35,596
Total	605,028	589,420
Inventory valuation reserve	(100,000)	(100,000)
Inventory, net	$505,028	$489,420

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2014	December 31, 2013
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	94,572	94,572
Equipment and computers	398,342	398,342
Total	502,562	502,562
Accumulated depreciation	(141,444)	(125,799)
Net property and equipment	$361,118	$376,763

Depreciation expense for the six months ended June 30, 2014 and 2013 was $15,645 and $13,165, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of June 30, 2014 and December 31, 2013 were $366,454 and $374,768, respectively. For the six months ended June 30, 2014 and for the year ended December 31, 2013, the Company capitalized $10,610 and $ 6,920, respectively, of expenditures related to these assets. As of June 30, 2014, the Company had 33 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expense for the six months ended June 30, 2014 and 2013 was $18,924 and $19,415, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	June 30, 2014	December 31, 2013

12% senior secured note payable, plus 6% redemption premium, collateralized by all assets of the Company, monthly payments commencing December 2013 through September 2014.	$87,033	$361,767

6-12% uncollateralized demand notes payable.	20,000	127,500

12% convertible notes payable, net of derivative discounts of $80,067 and $48,851 at June 30, 2014 and December 31, 2013, respectively, maturing at various dates from November 2013 through June 2016 (A)	95,522	139,769

10% convertible note payable, net of discount of $1,328 and $115,585 at June 30, 2014 and December 31, 2014, respectively, monthly payments commencing in December 2014 through July 2015 (B)	26,953	74,344

10% convertible notes payable, net of discount of $66,306 and $58,279 at June 30, 2014 and December 31, 2013, respectively, maturing at various dates from November 2015 through February 2016 (C)	44,694	15,634

10% convertible notes payable, net of discount of $45,033 and $55,109 at June 30, 2014 and December 31, 2013, respectively, maturing at various dates from December 2015 through January 2016 (D)	38,467	10,891

6% convertible notes payable, net of discount of $99,300 and $89,003 at June 30, 2014 and December 31, 2013, respectively, maturing at various dates from December 2016 through February 2017 ( E )	60,700	30,997

10% convertible note payable, net of discount of $60,170 at June 30, 2014, maturing at various dates through June 2015 ( F )	24,830	-

12% convertible notes payable, net of discount of $64,002 at June 30, 2014, maturing at various dates from July 2014 through November 2014 ( G )	45,998	-

Total non related party notes –net of discount	444,197	760,902

Less-Current Portion	204,814	729,905

Total non-current non related party notes –net of discount (accrued interest is included in accrued expenses)	$239,383	$30,997

(A)

Notes issued net of 10% original discount ($23,387 unamortized at June 30, 2014) along with additional discount from derivative liabilities ($56,680 unamortized at June 30, 2014). At June 30, 2014, the Company held 179,262,267 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(B)

Note issued net of original discount of $26,250 (fully amortized at June 30, 2014) along with stock purchase warrants whose value at issuance of $34,680 has been carried as a discount against the note
(fully amortized at June 30, 2014) and an additional discount from derivative liabilities of $89,370 ($1,328 unamortized at June 30, 2014).

(C)

Notes issued net of discount from derivative liabilities ($66,306 unamortized at June 30, 2014). At June 30, 2014, the Company held 27,456,377 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(D)

Notes issued net of discount from derivative liabilities ($45,033 unamortized at June 30, 2014). At June 30, 2014, the Company held 12,106,895 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(E)

Notes issued net of 10% original discount ($18,430 unamortized at June 30, 2014) along with additional discount from derivative liabilities ($80,870 unamortized at June 30, 2014). At June 30, 2014, the Company held 132,910,889 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(F)

Notes issued net of discount from derivative liabilities ($60,170 unamortized at June 30, 2014). At June 30, 2014, the Company held 57,109,930 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(G)	Notes issued net of discount from derivative liabilities ($64,002 unamortized at June 30, 2014).

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	June 30, 2014	December 31, 2013

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$416,785	$424,285
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	80,251	85,364
12% non-collateralized loans from officer and shareholder, payable on demand	10,000	11,000
Accrued Interest	277,968	254,471
Total current related party notes, inclusive of accrued interest	$785,004	$775,120

(A)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note was secured by a UCC-1 filing on the Company’s patents and patent applications, which expired and has not been renewed. For the six months ended June 30, 2014 and for the year ended December 31, 2013, $7,500 and $500 of principal was paid on the note balance.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, utilities and sales tax due on rent. Occupancy costs for the six months ended June 30, 2014 and 2013 were $31,482 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of June 30, 2014 and December 31, 2013 are $476,962 and $1,910,073, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand. In January 2014, four of the Company’s executive management converted $668,312 in deferred salary into 20,313,461 shares of restricted common stock, and forgave $956,762 in deferred salary as contributed capital. This forgiveness of deferred salary was recorded as additional paid in capital in the accompanying condensed consolidated balance sheet at June 30, 2014.

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

NOTE 9 – STOCK TRANSACTIONS

During the six months ended June 30, 2014, the Company:

a-

Issued 2,050,000 shares of restricted common stock valued at $ 93,000 for payment of liabilities, 5,950,000 shares of restricted common stock valued at $98,175 for services, and 4,722,365 shares of common stock pursuant to a cashless warrants conversion.

b-	Amortized (based on vesting) $9,755 of common stock options for employee services and issued 357,142 shares of restricted common stock valued at $10,714 in advance payment of debt interest.

c-	Sold 5,500,000 shares of restricted common stock for $110,000 and issued 2,719,298 shares of restricted common stock pursuant to a price guarantee for common stock sold in the prior year.

d-	Issued 120,615,811 shares of common stock valued at $766,379 as repayment of debt and related interest expense.

e-

Issued 20,313,416 shares of restricted common stock to four of the Company’s executive management as a conversion of $668,312 in deferred salary and forgave $956,762 of deferred salary as contributed capital.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, the company issued 450,000 common stock options, valued at $2,044 (pursuant to the Black Scholes valuation model) ) that are exercisable into shares of common stock at exercise prices of $0.0045 and with a maturity life of 10 years. For the six months ended June 30, 2014, the amortization of stock options was $9,755 and the unamortized balance was $1,533.

To improve the common stock position of the Company and help limit dilution, effective with the second quarter of 2013, the four corporate officers unanimously agreed to waive their rights to 2.4 million common stock options (600,000 per quarter collectively) contractually due them through April 2014. In lieu of issuing additional options to these officers and all other employees through the end of the year, the Company re-priced 4,185,000 million vested options held by the officers and employees that were priced at a minimum of $0.15 per share ($0.20 average) to $0.10 per share. The result was a non-cash charge of approximately $52,000. The remaining contractual life of the options was not changed.

A summary of the common stock options for the period from December 31, 2013 through June 30, 2014 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2013	9,740,000	$0.129	6.5
Options issued	450,000	0.005	10.0
Options exercised	-	-	-
Options cancelled	-	-	-
Balance, June 30, 2014	10,190,000	$0.133	6.2

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance June 30, 2014	9,740,000	$.129	6.5
Additional vesting by June 30, 2014	-	-	-

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Risk free interest rate	.67% - 1.32%	.51% - 1.41%
Expected volatility	43% - 69%	34% -107%
Expected term	2-4	1-5
Expected dividend yield	0%	0%
Average value per options and warrants	$.004 - $ .02	$.01 - $.06

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

B. COMMON STOCK WARRANTS

 During the six months ended June 30, 2014, the Company:

a-	Re-priced 625,000 common stock warrants to $.0114 (valued at $10,821) pursuant to a price guarantee from the 2013 sale of common stock to unaffiliated third parties.

b-

Issued 2,838,051 common stock warrants and re-priced 565,625 common stock warrants, both to $.0114 (valued at $43,280) pursuant to a price guarantee from a 2013 debt agreement.

No other terms of these common stock warrants were revised.

c-	Issued 4,722,365 aggregate shares of common stock in a cashless exercise of 9,037,230 warrants.

d-	Cancelled 892,501 common stock warrants with an average exercise price of $0.27 per share that expired.

A summary of outstanding vested warrant activity for the period from December 31, 2013 to June 30, 2014 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2013	16,097,798	$0.057	2.85
Warrants exercised-cashless	(9,037,230)	(0.017)
Warrants issued	2,838,048	0.114	3.92
Warrants expired	(892,501)	(0.267)
Warrants re-priced:
Cancelled – old	(1,190,625)	(0.020)
Re-Priced	1,190,625	0.114
Balance, June 30, 2014	9,006,115	$0.098	2.10

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the six months ended June 30, 2014 and 2013 are as follows:

	Six months ended June 30, 2014	Amount	Six months ended June 30, 2013	Amount
Tax benefit at U.S. statutory rate	34%	$464,958	34%	$377,941
State taxes, net of federal benefit	4	54,701	4	44,464
Change in valuation allowance	(38)	(519,659)	(38)	(422,405)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2014 and December 31, 2013 consisted of the following:

Deferred Tax Assets	June 30, 2014	December 31, 2013
Net Operating Loss Carry-forward	$8,518,868	$7,946,959
Deferred Tax Liabilities – Accrued Officers’ Salaries	(260,538)	(440,135)
Net Deferred Tax Assets	8,258,330	7,506,824
Valuation Allowance	(8,258,330)	(7,506,824)
Total Net Deferred Tax Assets	$-	$-

As of June 30, 2014, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $18.7 million that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. In December 2013, the Company acquired $8,408 of equipment via capitalized lease obligations at an interest rate of 15.5%. Total lease payments made for the six months ended June 30, 2014 were $3,482. The balance of capitalized lease obligations payable at June 30, 2014 was $23,229. Future lease payments are:

2014	$2,679
2015	5,801
2016	6,620
2017	6,079
2018	2,050
$23,229

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease (with extensions) for an additional 2,000 square feet. Effective July 2013, the Company renewed this lease for one year, at an annual rate of $ 17,304 or $8.65/s.f, terminating in June 2014, and was again extended to December 31, 2014. The lease expense for the six months ended June 30, 2014 and 2013 was $8,652 and $8,904, respectively.

Commencing January 2014, the WHE Generation Corp. accrued $1,000 in monthly rent (inclusive of utilities, taxes and shared office assistance) to Precision CNC as part of the joint facility / manufacturing arrangement. Effective July 2014 through the start of the manufacturing phase, rent is to increase to $2,500 per month. The manufacturing phase commencement and rent is to be determined by the parties.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, Chairman and CTO (previously, CEO), at $150,000 per year and Frankie Fruge, COO, at $120,000 per year; (collectively, the “Executives”). These agreements provide for a term of three (3) years from their Effective Date (July 2007 with automatically renewing successive one year periods starting on the end of the second anniversary of the Effective Date. If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to the Executive were he/she not terminated, during the 12 months following his or her termination.

Christopher Nelson, former President and General Counsel, resigned his positions effective July 17, 2014 as President and General Counsel of the Company. and elected to forgo any salary and benefits subsequent to May 31 2014. Effective July 31, 2014, Mr. Nelson signed an employment agreement with WHE-Generation Corp. as the Chief Executive Officer. The term of the agreement is three years, which can be extended for successive 1 year periods. The initial base salary is $180,000 per year. Mr. Nelson may defer up to $80,000 per year in base salary during the first year and repay any promissory notes he has with WHE-GEN or convert, at his discretion, the deferred salary into Common stock of WHE-GEN at a price of $.27 per share.

NOTE 14 – CONSOLIDATED SUBSIDIARIES

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company.  Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of June 30, 2014, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

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

The total losses of the WHE subsidiary for the six months ended June 30, 2014 and for the year ended December 31, 2013 were $356,174 and $157,266, respectively. Losses of the subsidiary are currently fully borne by the Company in the consolidated statements of operations. There is no guarantee of future profits or positive cash flow of the subsidiary that will be realized. As of June 30, 2014, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $131,133 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of June 30, 2014, total backlog for prototype engines to be delivered in the following six months was $.4 million, from the Combilift agreement, of which $.1 million has been paid and has been recorded as deferred revenue.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the six months ended June 30, 2014 and in the year ended December 31, 2013 the Company entered into convertible note agreements in the aggregate face amount of $783,052 and $743,250, respectively. The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

The Company recorded derivative liabilities of $656,574 and $456,681 with a discount offset against the underlying loan, during the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively.

In the six months ended June 30, 2014, the Company recorded a $602,805 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $698,578 in additional paid in capital pursuant to conversion of convertible notes to common stock, and $179,509 of derivative loss related to adjusting the derivative liability to fair value. At June 30, 2014, the derivative related fair value of debt and warrants were $555,753 and $66,549, respectively..

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

	Six Months Ended June 30, 2014	Year Ended Dec. 31, 2013
Volatility	114% - 234%	87% - 171%
Risk Free Rate	.03% - .99%	.1% - 1.75%
Expected Term (years)	0 - 4	0 - 3
Dividend Rate	0%	0%

NOTE 17 – SUBSEQUENT EVENTS

 In the third quarter of 2014, the Company engaged in the following transactions:

a-	The Company issued approximately 17.4 million shares of common stock in conversion of approximately $310,000 in convertible debt and interest.

b-

On July 17, 2014 (the “Effective Date”), the Company signed a Separation Agreement (the “Agreement”) with its 74% owned subsidiary, WHE Generation, Corp. (“WHE GEN”). The details of that Agreement are provided in the subsequent Item 2: Management’s Discussion and Analysis and Plan of Operation. Prior to the Separation Agreement, the maturity of various non related party notes payable were extended.

In connection with the Agreement, the Company and WHE GEN also amended its 2010 License Agreement (the “License”) to provide the Company with on-going 5% royalties from WHE GEN’s sale of engines utilizing the licensed technology. This License is 20 years with two 10-year extensions. It is worldwide in territory and exclusive for the specific applications of stationary waste heat recovery (WHR) and waste-to-power (WtP).

Pursuant to these transactions, Christopher Nelson resigned as President of Cyclone to assume the position of Chief Executive Officer of WHE GEN. The Company’s Board appointed Frankie Fruge as his replacement. Joel Mayersohn also resigned as a Director of the Company to become a Director of WHE GEN.

c-

The Company, through WHE GEN, issued $350,000 in Convertible Promissory Notes, maturing in 12 months at 6% annualized interest and convertible into shares of common stock of WHE GEN at a price of $.12 per share.

On July 30, 2014, WHE GEN completed its $350,000 Seed Round offering, and paid to TCA Global Master Credit Fund LP, the Company’s senior secured creditor, approximately $78,000 to fully retire that debenture and release all of the Company’s assets from its security interest. WHE GEN also paid to the Company an additional $24,000 in reimbursements.

d-	The Company added three new independent members to its Board of Directors.

e-	Subsequent to the end of the second quarter of 2014, the Company’s common stock trades as CYPW.PK.

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

On July 17, 2014 (the “Effective Date”), the Company signed a Separation Agreement (the “Agreement”) with its 74% owned subsidiary, WHE Generation, Corp. (“WHE GEN”). The Agreement provides the foundation by which WHE GEN plans to raise approximately $2.35 million in new funding, and structure its business moving forward. Such funding is anticipated to occur in two rounds – the first in the amount of $350,000 pursuant to several 12-month, 6% interest rate Promissory Notes (the “Notes”) which are convertible into WHE GEN common stock at a price of $.12 per share. The second round will occur subsequent to the closing of the Notes, and be in the aggregate amount of up to $2 million of common stock of WHE GEN at a forecasted price of $.27 per share, with a potential additional over-allotment of $500,000. Upon the closing of at least $1 million in the second round, the Notes will automatically convert. The two financings must be completed by September 30, 2014, or else the Company may terminate the Agreement.

Upon the successful closing of WHE GEN’s contemplated financings, the Company is expected to receive $175,000 in license and consulting fees and retire its senior secured debt, including termination all of security interests and liens on its assets. Under the Agreement the Company also transferred to WHE GEN other accounts payable of approximately $200,000 and $300,000 in contract liabilities.

Under the Agreement, the Company may raise $500,000 in additional capital from the sale of a portion of its WHE GEN equity holdings to further reduce existing debt and provide operating capital. It will retain a minority equity interest in WHE GEN estimated between 12% and 23% depending on the size of the several capital raises. Prior to the Separation Agreement, the maturity of various non related party notes payable were extended.

In connection with the Agreement, the Company and WHE GEN also amended its 2010 License Agreement (the “License”) to provide the Company with on-going 5% royalties from WHE GEN’s sale of engines utilizing the licensed technology. This License is 20 years with two 10-year extensions. It is worldwide in territory and exclusive for the specific applications of stationary waste heat recovery (WHR) and waste-to-power (WtP).

Cyclone’s Board received a Fairness Opinion and Valuation Report from a certified valuation expert in connection with the Separation Agreement and funding structures. In the opinion of the expert, the transactions were deemed to be fair to Cyclone’s shareholders from a financial perspective. The transactions were approved by the unanimous vote of the Board of the Company, including a majority whom are considered independent under SEC rules.

On July 30, 2014, WHE GEN completed its $350,000 Seed Round offering, and paid to TCA Global Master Credit Fund LP, the Company’s senior secured creditor, approximately $78,000 to fully retire that debenture and release all of the Company’s assets from its security interest. WHE GEN also paid to the Company an additional $24,000 in reimbursements.

In the second quarter of 2014, the Company also completed and delivered the U.S. Army / TARDEC engine, designed to be used as a 10kW auxiliary power unit (APU) for combat vehicles. This Phase 1 development program provided $502,882 in revenue to the Company in 2013, and $140,527 in 2014. Management is now seeking follow-on funding from both military and commercial groups to advance the technology into Phase 2 for durability and performance enhancement.

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

To strengthen the Company’s balance and capital structure, in Q1 2014 management converted $668,312 of deferred salaries into 20,313,416 shares of common stock and forgave an additional $956,762 of their deferred salary as contributed capital. This action was meant to reduce liabilities and demonstrate management’s strong faith in the future of Cyclone.

The Company recently increased its authorized common stock to 900 million shares. Management will seek to use these shares to build long term value for Cyclone, including getting products to market, generating strong and consistent revenue, reducing debt on our books, and possibly partnering with companies that can provide a diversified income stream and technology base. Along these lines, management is seeking strategic business relationships in the areas of manufacturing and clean energy technologies with vertical synergies.

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue. The Company had $140,527 of revenue in the quarter ended June 30, 2014 from the successful completion of the US Army Contract. The Company had recognized $251,441 in revenue in the quarter ended June 30, 2013 from the fulfillment of the fourth milestone under the US Army Contract.

Gross Margin. The gross profit for the quarter ended June 30, 2014 was $81,650, primarily attributable to the completion of the US Army contract. Gross profit for the quarter ended June 30, 2013 was $121,495 also attributable to milestones met for the US Army Contract.

Operating Expenses. Operating expenses incurred for the quarter ended June 30, 2014 were $740,979 as compared to $568,954 for the same period in the previous year, an increase of $172,025 or 30%. The increase was due to an increase in research and development expenses of $72,416 or 60%, reflective of the commencement of enhanced development testing by the Ohio State University Center for Automotive Research for the Whe engine in 2014 as compared to 2013. Also, general and administrative expenses increased by $ 87,855 (19%) primarily from higher professional and consulting expenses, and stock issued for services.

Operating Loss. The operating losses for the quarters ended June 30, 2014 and 2013 was $659,329 and $447,459, respectively, an increased loss of $211,870 or 47%, due to the factors outlined above.

Other Income (Expense)  Net other expense for the quarter ended June 30, 2014 was $530,975, due to $ 101,748 of interest expense attributable to increase debt levels, derivative accounting related interest charges of $304,876 and derivative related expenses of $124,351 adjusting debt to fair value.

Net other expense for the quarter ended June 30, 2013 was $132,748, due primarily to interest expense.

Net Loss and Loss per Share.  The net loss for the quarter ended June 30, 2014 was $1,190,304, compared to a net loss of $580,207 for the same period in the previous year. The increased loss of $610,097 or 105% primarily relates to derivative expenses in the quarter ended June 30, 2014 of $429,227. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue. For the six months ended June 30, 2014 the Company had $140,527 of revenue from the successful completion of the US Army Contract. The Company had recognized $502,882 in revenue for the six months ended June 30, 2013 in fulfillment of the third and fourth milestones of the Army contract.

Gross Margin. The gross profit for the six months ended June 30, 2014 was $54,650, attributable to the completion of the US Army contract.   Gross profit for the comparable period of 2013 was $207,460 also attributable to milestones met for the US Army Contract.

Operating Expenses. Operating expenses incurred for the six months ended June 30, 2014 were $1,310,503 as compared to $1,247,429 for the same period in the previous year, an increase of $63,074 or 5%. General and administrative expenses increased by $ 104,865 (12%) from higher professional and consulting fees. This was partially offset by a reduction in research and development expenses of $53,954 or 15%, reflective of the testing stage of our S-2 engine (Army contract in 2014) as compared to the development phase of our engines in 2013.

Operating Loss. The operating losses for the six months ended June 30, 2014 and 2013 were $1,255,853 and $1,039,969, respectively, a higher loss of $215,884 or 21%, due to the factors outlined above.

Other Income (Expense)  Net other expense for the six months ended June 30, 2014 was $1,031,484, due to $249,170 of interest expense attributable to increase debt levels, derivative accounting related interest charges of $602,805 and derivative related expenses of $179,509 adjusting debt to fair value.

Net other expense for the six months ended June 30, 2013 was $1,249,093, due to interest expense (increase debt levels) and amortization of warrants issued pursuant to debt.

Net Loss and Loss per Share.  The net loss for the six months ended June 30, 2014 was $2,287,337, compared to a net loss of $1,249,093 for the same period in the previous year. The increased loss of $1,038,244 or 83% primarily relates to derivative expenses in the six months ended June 30, 2014 of $782,314 versus no derivative expenses in the comparable period of 2013. The net loss per weighted average share was $0.01 for both the current quarter and the prior quarter.

Liquidity and Capital Resources

At June 30, 2014, the net working capital deficiency was $2,817,555 as compared to a deficiency of $5,994,870 at December 31, 2013, a decrease of $3,177,315 or 53%.

For the six months ended June 30, 2014, cash increased by $25,574. Funds were provided by the sale of common stock of $110,000, debt proceeds of $440,000, higher accounts payable and accrued expenses of $300,091 and an increase of $199,232 in related party payables and accrued expenses. Funds used by the net loss of $2,287,337 and debt repayment of $38,615. Non-cash charges for the six months were from the issuance of common stock, warrants and options for services of $109,759, amortization of prepaid expenses paid with common stock of $324,854, derivative expenses related to debt valuation of $179,509 and $602,805 of derivative debt discount amortization (charged as interest expense)

During the last quarter of 2013, the Company’s Chairman and co-founder loaned approximately 37.4 million shares of Company common stock, valued at approximately $1.5 million, as reserve treasury shares pursuant to various debt covenants. These shares have been presented as value of shares loaned by stockholder in the accompanying condensed consolidated balance sheets. These shares were returned to the Chairman in March 2014 and the liability was reversed.

For the six months ended June 30, 2013, cash increased by $52,789. This is reflective of funds provided by: $420,000 of new convertible debt funding, the sale of common stock of $100,000, reduced inventory of $134,889, higher accounts payable and accrued expenses of $103,230, and increased payables and accrued expenses to related parties of $175,407. Funds were used by the net loss of $1,249,093 and debt repayment of $161,922. Non-cash charges for the six months were from the issuance of common stock, warrants and options for services of $329,040.

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the six months ended June 30, 2014 of approximately $2.3 million. Cumulative operating losses since inception are approximately $22.9 million.  The Company has a working capital deficit at June 30, 2014 of approximately $2.8 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

Should plans to commence manufacturing of the WHE continue on schedule, we expect to generate approximately $2 million in engine sales over the following 12 months. We also forecast another $400,000 in revenue from the development contracts currently in place. If we are successful in these endeavors, the resulting gross revenue could support approximately 70% of our operations this year. Additionally, we have potential contracts in various stages of negotiation that could generate another $2 million in revenue over the following 12 to 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were effective, except for the deficiencies noted below.

-

Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

-

We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

-

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company's internal controls.

Changes in Internal Control Over Financial Reporting and Procedures.

Management is currently evaluating what steps can be taken in order to address these material weaknesses.

 As a growing small business, the Company continuously devotes resources to the improvement of our internal control over financial reporting. Due to budget constraints, the staffing size, proficiency and specific expertise in the accounting department is below requirements for the operation. The Company is anticipating correcting deficiencies as funds become available.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2014 the Company issued:

●

An aggregate of 98,064,296 shares of common stock to 7 investment funds in connection with the conversion of approximately $468,000 in principal and interest on several separate convertible promissory notes. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The debt holders had previously completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuance.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description

31.1	Certification of the President (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President (Chief Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Cyclone Power Technologies, Inc.

September 2, 2014	/s/ Frankie Fruge

Frankie Fruge
President
(Principal executive officer)

September 2, 2014	/s/ Bruce Schames.

Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)