Form 10-Q
period 2014-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2015-01-02
CIK 1442711

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

As of December 15, 2014, there were 861,315,561 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$306,320	$17,363
Accounts receivable	150,000	-
Other receviables	150,000	-
Inventory, net	439,941	489,420
Other current assets	64,251	55,020
Total current assets	1,110,512	561,803

PROPERTY AND EQUIPMENT, NET
Furniture, fixtures, and equipment	531,048	502,562
Accumulated depreciation	(151,278)	(125,799)
Net property and equipment	379,770	376,763

OTHER ASSETS
Patents, trademarks and copyrights	590,643	571,178
Accumulated amortization	(225,795)	(196,410)
Net patents, trademarks and copyrights	364,848	374,768
Other assets	559,518	2,762
Total other assets	924,366	377,530

Total Assets	$2,414,648	$1,316,096

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$897,014	$682,692
Accounts payable and accrued expenses-related parties	524,061	1,965,596
Notes and other loans payable, net-current portion	155,634	729,905
Derivative liabilities	483,892	484,796
Notes and other loans payable-related parties	799,319	775,120
Value of shares loaned by stockholder	-	1,496,217
Capitalized lease obligations-current portion	5,612	6,161
Deferred revenue and license deposits	122,627	416,186
Total current liabilities	2,988,159	6,556,673

NON CURRENT LIABILITIES
Capitalized lease obligations-non-current portion	16,320	20,550
Notes and other loans payable, -net- current portion	158,286	30,997
Total non-current liabilities	174,606	51,547

Total Liabilities	3,162,765	6,608,220

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	-	-
Common stock, $.0001 par value, 2,000,000,000 shares authorized, 735,320,540 and 272,679,942 shares issued and outstanding at September 30, 2014 and December 31, 2013 respectively.	73,532	27,268
Additional paid-in capital	52,421,213	48,644,132
Treasury Stock, 0 and 40,405,420 shares, at September 30, 2014 and December 31, 2013 respectively, at cost.	-	(1,706,217)
Prepaid expenses with common stock	(15,422)	(595,980)
Stock subscription receivable	(6,000)	(6,000)
Accumulated deficit (inclusive of non-cash derivative losses of $31,997,896 and other losses of $21,252,591 at September 30, 2014 and non-cash derivative losses of $31,033,299 and other losses of $21,440,971 at December 31, 2013)	(53,250,487)	(52,474,270)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(777,164)	(6,111,067)
Non controlling interest in consolidated subsidiaries	29,047	818,943

Total Stockholders' Deficit	(748,117)	(5,292,124)

Total Liabilities and Stockholders' Deficit	$2,414,648	$1,316,096

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$315,527	$715,382	$175,000	$212,500

COST OF GOODS SOLD	85,877	428,556	-	133,134

Gross profit	229,650	286,826	175,000	79,366

OPERATING EXPENSES
Advertising and promotion	19,390	3,502	6,220	2,495
General and administrative	1,606,575	1,447,886	626,059	572,235
Research and development	713,237	573,600	396,420	202,829

Total operating expenses	2,339,202	2,024,988	1,028,699	777,559

Operating loss	(2,109,552)	(1,738,162)	(853,699)	(698,193)

OTHER INCOME (EXPENSE)
Other income (expense)	2,443,506	(11,518)	2,443,506	(33,518)
Derivative income (expense) -notes payable	(148,289)	595	31,220	595
Interest (expense)	(1,133,133)	(371,902)	(281,158)	(140,778)

Total other income (expense)	1,162,084	(382,825)	2,193,568	(173,701)

Income (loss) before income taxes	(947,468)	(2,120,987)	1,339,869	(871,894)
Income taxes	-	-	-	-

Net ( loss ) income	$(947,468)	$(2,120,987)	$1,339,869	$(871,894)

Net ( loss ) income per common share, basic and diluted	$0.00	$(0.01)	$0.00	$0.00

Weighted average number of common shares outstanding	335,841,941	242,791,040	525,746,233	246,939,524

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(947,468)	$(2,120,987)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	54,864	48,773
Gain on deconsolidation of Whe Gen subsidiary	(2,443,506)	-
Provision for inventory reserve	80,000	-
Issuance of restricted common stock, options and warrants for services	109,579	723,001
Issuance of restricted common stock in settlement of common stock warrants	49,500	-
Warrants issued pursuant to repayment of debt in common stock	-	119,782
Loss (gain) from derivative liability-notes payable	148,289	(595)
Amortization of derivative debt discount	816,308	47,717
Loss on debt conversion via common stock-net	-	11,518
Original issue discount paid with stock	10,714	-
Amortization of prepaid expenses via common stock and warrants	434,724	65,957
Amortization of original issue discount	47,652	-

Changes in operating assets and liabilities:
(Increase) decrease in inventory	(30,521)	190,683
(Increase) decrease in other current assets	(36,731)	14,320
(Increase) in other assets	-	(1,200)
Increase in accounts payable and accrued expenses	567,266	159,490
Increase in accounts payable and accrued expenses-related parties	183,539	260,136
Increase (decrease) in deferred revenue and deposits	6,505	(210,400)
Net cash used by operating activities	(949,286)	(691,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	(19,465)	(2,469)
Expenditures for property and equipment	(34,913)	(12,592)
Cash transferred in sale of Whe Gen subsidiary	(887,544)	-
Net cash used by investing activities	(941,922)	(15,061)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(4,779)	(3,467)
Proceeds from notes and loans payable	515,000	870,000
Repayment of notes and loans payable	(38,615)	(161,922)
Proceeds from sale of common stock	110,000	100,000
Proceeds from Whe Gen debt financing	350,000	-
Proceeds from Whe Gen equity financing, net of offering costs	1,224,360	-
Increase in related party notes and loans payable-net	24,199	38,422
Net cash provided by financing activities	2,180,165	843,033

Net increase in cash	288,957	136,167
Cash at beginning of year	17,363	14,888

Cash at end of period	$306,320	$151,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$46,055	$25,855
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 20,313,416 shares of Common stock for repayment of related party payables	$668,312	$-
Issuance of 2,050,000 shares of Common stock for accrued expenses	$93,000	$-
Issuance of 399,038,505 shares of Common stock for debt repayment	$1,048,232	$-
Issuance of 9,989,8721 shares of Common stock for debt interest	$32,322	$-
Value of shares repaid to stockholder	$1,496,217	$-
Forgiveness of deferred officers' salaries	$956,762	$-
Reclassification of derivative liabilities to additional paid in capital at conversion of convertible debt	$954,641	$-
Cancellation of treasury stock	$210,000	$-
Issuance of 675,000 shares of Common stock for repayment of related party payables	$-	$54,000
Issuance of 612,500 shares of Common stock for accrued expenses	$-	$45,875
Issuance of 4,920,833 shares of Common stock for debt repayment	$-	$343,672
Issuance of 342,996 shares of Common stock for payment of debt interest	$-	$20,994

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

Cyclone Power Technologies, Inc. (the “Company”, “our,” “Cyclone”) is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in September 2004. The LLLP was the original developer and intellectual property holder of the Cyclone engine technology. The Company is primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology.

In 2010, the Company established a subsidiary WHE Generation Corp. f/k/a, Cyclone-WHE LLC (the “WHE Subsidiary”, “WheGen”), to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2014 the Company has sold most of its ownership and retained a 15.13 % non controlling interest in the WHE Subsidiary (see Note 15). In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of September 30, 2014, the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements. The condensed consolidated balance sheet at December 31, 2013 and the condensed consolidated statements of operations and cash flows for the nine and three months ended September 30, 2014 include the accounts of the WHE subsidiary. Effective September 30, 2014, Cyclone sold most of its investment in the WHE Subsidiary and currently retains a non controlling 15.13% investment. This investment was deconsolidated on September 30, 2014 and is currently recorded on the cost basis (see Note 15).

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

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of September 30, 2014 and 2013, total anti-dilutive shares amounted to approximately 14.9 million and 19.3 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of September 30, 2014, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2011 through 2013.

F. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone method recognition are evaluated and allocated as appropriate. The Company has determined that the milestone method of revenue recognition (ASC 605-28) was appropriate for two of the Company’s contracts which specifically enumerate approved work effort milestones required for remuneration – the Company’s contract with the U.S. Army / TARDEC and the Amended and Restated Technology Application License Agreement with Phoenix Power Group LLC. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as deferred revenue on the consolidated balance sheets. Final delivery of the U.S. Army contract was completed in the second quarter of 2014 and the Phoenix Power Group contract was transferred to the WHE subsidiary as part of the separation agreement (see Note 15). The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

The summary of fair values and changing values of financial instruments as of January 1, 2014 (beginning of period) and September 30, 2014 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$484,796	$(904)	$483,892	3	Stochastic Process Forecasting Model

Please refer to Note 17 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the nine months ended September 30, 2014 and 2013 were $713,237 and $573,600, respectively.

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

L. COMMON STOCK OPTIONS AND PURCHASE WARRANTS

The Company accounts for common stock options and purchase warrants at fair value in accordance with ASC 815-40, “Derivatives and Hedging”. The Black-Scholes option pricing valuation method (“BSM option pricing model”) is used to determine fair value of these warrants consistent with ASC 718, “Share Based Payment”. Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

In 2014, the FASB issued an Accounting Standard Update (“ASU”) 2014-16 “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity”, ASU 2014-15 “Presentation of Financial Statements-Going Concern (Subtopic 205-40) , ASU 2014-12 “Compensation-Stock Compensation” (Topic 718) , ASU 2014-09 “ Revenue from Contracts with Customers” (Topic 606), ASU 2014-03 Derivatives and Hedging (Topic 815) Accounting for Certain Receive-Variable, Pay Fixed Interest Rate Swaps-Simplified Hedge Account Approach, and ASU 2014-02 Intangibles-Goodwill and Other (Topic 350). Management believes that these standards will not materially impact our financial statements.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of September 30, 2014, the Company maintained its cash in two quality financial institutions. The Company has not experienced any losses in its bank accounts through September 30, 2014. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $1.0 million for the nine months ended September 30, 2014, which included a $ 2.4 million gain on a sale of a subsidiary, and a net $3.8 million loss for the year ended December 31, 2013. The cumulative deficit since inception is approximately $ 53.3 million, which is comprised of $21.3 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and net other expenses, and $32.0 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable for the year ended December 31, 2013 and the nine months ended September 30, 2014. The Company has a working capital deficit at September 30, 2014 of approximately $1.9 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of common stock and debt, advance contract payments (deferred revenue), and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory, net consists of:

	September 30, 2014	December 31, 2013
Engine material and parts	$311,210	$316,513
Labor	280,712	237,311
Applied overhead	28,019	35,596
Total	619,941	589,420
Inventory valuation reserve	(180,000)	(100,000)
Inventory, net	$439,941	$489,420

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2014	December 31, 2013
Display equipment for trade shows	$9,648	$9,648
Leasehold improvements and furniture and fixtures	93,922	94,572
Equipment and computers	427,478	398,342
Total	531,048	502,562
Accumulated depreciation	(151,278)	(125,799)
Net property and equipment	$379,770	$376,763

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $25,479 and $19,686, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of September 30, 2014 and December 31, 2013 were $364,848 and $374,768, respectively. For the nine months ended September 30, 2014 and for the year ended December 31, 2013, the Company capitalized $19,465 and $6,920, respectively, of expenditures related to these assets. As of September 30, 2014, the Company had 33 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expense for the nine months ended September 30, 2014 and 2013 was $29,385 and $29,087, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	September 30, 2014	December 31, 2013

12% senior secured note payable, plus 6% redemption premium, collateralized by all assets of the Company, monthly payments commencing December 2013 through September 2014.	$-	$361,767

6-12% uncollateralized demand notes payable.	45,000	127,500

12% convertible notes payable, net of discounts of $63,285 and $48,851 at September 30, 2014 and December 31, 2013, respectively, maturing at various dates from November 2013 through September 2016 (A)	67,433	139,769

10% convertible note payable, net of discount of $0 and $115,585 at September 30, 2014 and December 31, 2013, respectively, monthly payments commencing in December 2013 through July 2014 (B)	31,562	74,344

10% convertible notes payable, net of discount of $54,987 and $58,279 at September 30, 2014 and December 31, 2013, respectively, maturing at various dates from May 2015 through February 2016 (C)	45,013	15,634

10% convertible notes payable, net of discount of $25,765 and $55,109 at September 30, 2014 and December 31, 2013, respectively, maturing at various dates from December 2015 through January 2016 (D)	35,235	10,891

6% convertible notes payable, net of discount of $47,395 and $89,003 at September 30, 2014 and December 31, 2013, respectively, maturing at various dates from December 2016 through February 2017 ( E )	10,605	30,997

10% convertible note payable, net of discount of $103,311 at September 30, 2014, maturing at various dates from February 2015 through August 2015 ( F )	38,689	-

12% convertible notes payable, net of discount of $44,617 at September 30, 2014, maturing at various dates from April 2015 through May 2015 ( G )	40,383	-

Total non related party notes –net of discount	313,920	760,902

Less-Current Portion	155,634	729,905

Total non-current non related party notes –net of discount (accrued interest is included in accrued expenses)	$158,286	$30,997

(A)

Notes issued net of 10% original discount ($18,054 unamortized at September 30, 2014) along with additional discount from derivative liabilities ($45,231 unamortized at September 30, 2014). At September 30, 2014, the Company held 54,987,344 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(B)

Note issued net of original discount of $26,250 (fully amortized at September 30, 2014) along with stock purchase warrants whose value at issuance of $34,680 has been carried as a discount against the note (fully amortized at September 30, 2014) and an additional discount from derivative liabilities of $89,370 (fully amortized at September 30, 2014).

(C)

Notes issued net of discount from derivative liabilities ($54,987 unamortized at September 30, 2014). At September 30, 2014, the Company held 11,261,887 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(D)

Notes issued net of discount from derivative liabilities ($25,765 unamortized at September 30, 2014). At September 30, 2014, the Company held 12,106,895 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(E)

Notes issued net of 10% original discount ($16,765 unamortized at September 30, 2014) along with additional discount from derivative liabilities ($30,630 unamortized at September 30, 2014). At September 30, 2014, the Company held 92,691,111 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(F)

Notes issued net of discount from derivative liabilities ($103,311 unamortized at September 30, 2014). At September 30, 2014, the Company held 3,752,156 shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants.

(G)	Notes issued net of discount from derivative liabilities ($44,617 unamortized at September 30, 2014).

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	September 30, 2014	December 31, 2013

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$416,182	$424,285
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	79,721	85,364
12% non-collateralized loans from officer and shareholder, payable on demand	13,558	11,000
Accrued Interest	289,858	254,471
Total current related party notes, inclusive of accrued interest	$799,319	$775,120

(A)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note was secured by a UCC-1 filing on the Company’s patents and patent applications, which expired and has not been renewed. For the nine months ended September 30, 2014 and for the year ended December 31, 2013, $8,100 and $500 of principal was paid on the note balance.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay rent equal to the monthly mortgage payment on the building plus property taxes, utilities and sales tax due on rent. Occupancy costs for the nine months ended September 30, 2014 and 2013 were $47,223 in both periods. The Operations Agreement runs year-to-year, however, the lease portion of this agreement is month-to-month, but can only be cancelled on 180 day notice by Schoell Marine.

B. DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of September 30, 2014 and December 31, 2013 are $462,839 and $1,910,073, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand. In January 2014, four of the Company’s executive management converted $668,312 in deferred salary into 20,313,416 shares of restricted common stock, and forgave $956,762 in deferred salary as contributed capital. This forgiveness of deferred salary was recorded as additional paid in capital in the accompanying condensed consolidated balance sheet at September 30, 2014.

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

NOTE 9 – STOCK TRANSACTIONS

During the nine months ended September 30, 2014, the Company:

a-

Issued 2,050,000 shares of restricted common stock valued at $ 93,000 for payment of liabilities, 5,950,000 shares of restricted common stock valued at $98,175 for services, and 4,722,365 shares of common stock pursuant to a cashless warrants conversion.

b-	Amortized (based on vesting) $9,755 of common stock options for employee services and issued 357,142 shares of restricted common stock valued at $10,714 in advance payment of debt interest.

c-	Sold 5,500,000 shares of restricted common stock for $110,000 and issued 2,719,298 shares of restricted common stock pursuant to a price guarantee for common stock sold in the prior year.

d-	Issued 409,028,377 shares of common stock valued at $1,080,554 as repayment of debt and related interest expense.

e-

Issued 20,313,416 shares of restricted common stock to four of the Company’s executive management as a conversion of $668,312 in deferred salary and forgave $956,762 of deferred salary as contributed capital.

f-	Issued 15,000,000 shares of restricted common stock valued at $49,500 in settlement and cancellation of a common stock warrant agreement.

.

g-	Cancelled 3,000,000 shares of treasury stock, valued at $210,000 pursuant to the separation agreement of WHE GEN (see Note 15).

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, the company issued 900,000 common stock options, valued at $2,577 (pursuant to the Black Scholes valuation model) ) that are exercisable into shares of common stock at an average exercise price of $0.003 and with a maturity life of 10 years. For the nine months ended September 30, 2014, the amortization of stock options was $9,755 and the unamortized balance was $2,067.

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

A summary of the common stock options for the period from December 31, 2013 through September 30, 2014 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2013	9,740,000	$0.129	6.5
Options issued	900,000	0.003	9.9
Options exercised	-	-	-
Options cancelled	-	-	-
Balance, September 30, 2014	10,640,000	$0.128	6.1

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance September 30, 2014	9,740,000	$.129	6.5
Additional vesting by December 31, 2014	-	-	-

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Risk free interest rate	.67% -1.32%	.51% - 1.41%
Expected volatility	63% - 83%	34% -107%
Expected term	2-4	1-5
Expected dividend yield	0%	0%
Average value per options and warrants	$.001 - $ .017	$.01 - $.06

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

B. COMMON STOCK WARRANTS

 During the nine months ended September 30, 2014, the Company:

a-	Re-priced 625,000 common stock warrants to $0.011 (valued at $10,821) pursuant to a price guarantee from the 2013 sale of common stock to unaffiliated third parties.

b-

Issued 2,838,048 common stock warrants and re-priced 565,625 common stock warrants, both to $0.011 (valued at $43,280) pursuant to a price guarantee from a 2013 debt agreement. No other terms of these common stock warrants were revised.

c-	Issued 4,722,365 aggregate shares of common stock in a cashless exercise of 9,037,230 warrants.

d-	Cancelled 2,261,251 common stock warrants with an average exercise price of $0.18 per share that expired.

e-

Cancelled 3,403,673 common stock warrants with an average exercise price of $0.011 per share for a payment of $49,500.  This warrant, issued pursuant to a debt issuance had a significant downward reprising provision.

A summary of outstanding vested warrant activity for the period from December 31, 2013 to September 30, 2014 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2013	16,097,798	$0.057	2.85
Warrants exercised-cashless	(9,037,230)	(0.017)
Warrants issued	2,838,048	0.011	3.92
Warrants expired	(2,261,251)	(.178)
Warrants cancelled	(3,403,673)	(.011)
Warrants re-priced:

Cancelled – old	(1,190,625)	(0.020)
Re-Priced	1,190,625	0.011
Balance, September 30, 2014	4,233,692	$0.08	1.00

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the nine months ended September 30, 2014 and 2013 are as follows:

	Nine months ended September 30, 2014	Amount	Nine months ended September 30, 2013	Amount
Tax benefit at U.S. statutory rate	34%	$129,717	34%	$377,941
State taxes, net of federal benefit	4	15,261	4	44,464
Change in valuation allowance	(38)	(144,978)	(38)	(422,405)
	-%	$-	-%	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2014 and December 31, 2013 consisted of the following:

Deferred Tax Assets	September 30, 2014	December 31, 2013
Net Operating Loss Carry-forward	$7,938,465	$7,946,959
Deferred Tax Liabilities – Accrued Officers’ Salaries	(286,663)	(440,135)
Net Deferred Tax Assets	7,651,802	7,506,824
Valuation Allowance	(7,651,802)	(7,506,824)
Total Net Deferred Tax Assets	$-	$-

As of September 30, 2014, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17.1 million that may be offset against future taxable income through 2029. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

In September 2012, the Company acquired $21,310 of equipment via capitalized lease obligations at an interest rate of 12.5%. In December 2013, the Company acquired $8,408 of equipment via capitalized lease obligations at an interest rate of 15.5%. Total lease payments made for the nine months ended September 30, 2014 were $4,779. The balance of capitalized lease obligations payable at September 30, 2014 and December 31, 2013 was $21,932 and $26,711, respectively. Future lease payments are:

2014	$1, 335
2015	5,801
2016	6,620
2017	6,079
2018	2,097
$21,932

B. LEASE ON ADDITIONAL FACILITIES

In July 2011, the Company signed a one-year lease (with extensions) for an additional 2,000 square feet. Effective July 2013, the Company renewed this lease for one year, at an annual rate of $ 17,304 or $8.65/s.f, terminating in September 2014, and was again extended to December 31, 2014. The lease expense for the nine months ended September 30, 2014 and 2013 was $13,314 and $ 14,761, respectively.

Commencing January 2014, the WHE Generation Corp. accrued $1,000 in monthly rent (inclusive of utilities, taxes and shared office assistance) to Precision CNC as part of the joint facility / manufacturing arrangement, and effective July 2014 rent increased to $2,500 per month. The rent expense for the nine months ended September 30. 2014 recorded by WHE-Gen was $ 13,957.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, Chairman and CTO (previously, CEO), at $150,000 per year and Frankie Fruge, President, at $120,000 per year; (collectively, the “Executives”). These agreements provide for a term of three (3) years from their Effective Date (July 2007 with automatically renewing successive one year periods starting on the end of the second anniversary of the Effective Date. If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to the Executive were he/she not terminated, during the 12 months following his or her termination.

Christopher Nelson, former President and General Counsel, resigned his positions effective July 17, 2014 as President and General Counsel of the Company and elected to forgo any salary and benefits subsequent to May 31 2014 from Cyclone Power Technologies Inc. Effective July 31, 2014, Mr. Nelson signed an employment agreement with WHE-Generation Corp. as the Chief Executive Officer. For the period through September 30, 2014, $70,165 was recorded as officer compensation by WHE-Generation Corp.

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Prior to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company.  Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of September 30, 2014, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – DECONSOLIDATION OF WHE SUBSIDIARY

The Company sold most of its 73.72% investment in the WHE subsidiary to an unrelated buyer effective September 30, 2014 under separation and stock repurchase agreements dated July 17, 2014 and September 30, 2014, respectively. Under the agreements, the Company retained a non-controlling 15.13% investment, which has been deconsolidated due to the loss of control over the WHE subsidiary. The transaction was recorded in accordance with ASC 810-10-40, wherein the Company recognized a gain on the sale of its investment in the amount of $2,443,506, and its remaining investment in the WHE subsidiary was recorded at the fair value of the WHE common stock held by the Company, which was $556,756 as of September 30, 2014.

As part of the separation agreement Whe Gen paid to the company $350,000, and is to pay $150,000 for the remainder of the company’s investment sold. Whe Gen also paid to TCA Global Master Credit Fund LP, the Company’s senior secured creditor, approximately $78,000 to fully retire that debenture and release all of the Company’s assets from its security interest. Whe Gen also paid to the Company an additional $24,000 in reimbursements, and transferred back to Cyclone 3,000,000 shares of treasury stock in Cyclone (valued at $210,000). Whe Gen also assumed a $50,000 liability, deferred revenue of approximately $10,000 and accepted the responsibility to complete an engine delivery contract (previously recorded as $290,000 deferred revenue by the Company) . The Company forgave an intercompany receivable of approximately $85,000. Additionally, the Company satisfied a liability of $17,550 via transferring 65,000 shares of its Whe Gen shares.

To raise funds pursuant to the separation agreement, Whe Generation Corp. in the “Seed” Round of financing commencing in July 2014, issued $ 350,000 of 6% convertible debt, maturing in 12 months, which were subsequently converted into common stock at $.12 per share as of September 30, 2014. In the common stock “A” funding WHE Generation Corp. raised $1,314,360 of common stock sales at $.27 per share as of September 30, 2014.

In connection with the Agreement, the Company and Whe Gen also amended its 2010 License Agreement (the “License”) to provide the Company with an initial non refundable license fee of $175,000 and on-going 5% royalties from Whe Gens sale of engines utilizing the licensed technology. This License is 20 years with two 10-year extensions. It is worldwide in territory and exclusive for the specific applications of stationary waste heat recovery (WHR) and waste-to-power (WtP).

The total losses of the Whe Gen subsidiary for the nine months ended September 30, 2014, for the year ended December 31, 2013 and cumulatively since inception were $696,831 and $157,266, and $ 828,531 respectively. These losses were fully borne by the Company and are included in net (loss) income in the condensed consolidated statements of operations.

NOTE 16 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of September 30, 2014, total backlog for prototype engines to be delivered in the following three months was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the nine months ended September 30, 2014 and in the year ended December 31, 2013 the Company entered into convertible note agreements in the aggregate face amount of $942,052 and $743,250, respectively. The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

The Company recorded derivative liabilities of $800,225 and $456,681 with a discount offset against the underlying loan, during the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively.

In the nine months ended September 30, 2014, the Company recorded a $816,308 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $954,641 in additional paid in capital pursuant to conversion of convertible notes to common stock, and $148,289 of derivative loss related to adjusting the derivative liability to fair value. At September 30, 2014, the derivative related fair value of debt was $483,892.

The Company calculates the estimated fair values of the liabilities for derivative instruments at each quarter-end using the BSM option pricing model and Stochastic Process Forecasting models (Monte Carlo simulations). Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities are indicated in the table below. The volatility was based on historical volatility, the expected term is equal to the remaining term of the debt and the risk free rate is based upon rates for treasury securities with the same term.

	Nine Months Ended September 30, 2014	Year Ended Dec. 31, 2013
Volatility	114% - 234%	87% - 171%
Risk Free Rate	.03% - .99%	.1% - 1.75%
Expected Term (years)	0 - 4	0 - 3
Dividend Rate	0%	0%

NOTE 18 – SUBSEQUENT EVENTS

 In the fourth quarter of 2014, the Company engaged in the following transactions:

a-	The Company issued approximately 80 million shares of common stock in conversion of approximately $55,000 in convertible debt and interest.

b-

In October 2014 , the Company borrowed 10 million shares of Company common stock from the Chairman and used the shares for settlement of a liability. The company is obligated to repay these shares as authorized common stock is available.

c-

The Company increased the authorized number of common shares to 2,000,000,000 shares. This has been retroactively reflected on these financial statements. Some of these shares will be used to increase the reserve allocation of common stock to the required 300% coverage pursuant to convertible debt agreements.

d-	The Company has placed purchase orders for the pre production manufacturing of 10 Mark 1 engines to test application and integration with customers’ systems.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine and parts technologies for integration and use within customers systems. The company anticipates that it will concentrate on the following engine models (power ratings) : Mark 1 (2.7 KW- 6 HP), Mark 3 (12 KW-22 HP) and the Mark 5 ( 60 KW- 100 HP). Additionally, revenue is anticipated via sales of component parts and licensing fees.

 Our R&D team is moving towards completion of the Mark 5 project in Quarter 1 of 2015. These engines are to be delivered to Combilift for use as a clean-burning power supply in material lift equipment. We are forecasting the payment of $300,000 from completion of this initial contract. The Mark 5 engine will also be used in Cyclone’s land speed record (LSR) streamliner in an attempt a run for the fastest steam car on earth.

We have ordered from HyPex Inc. (our primary sourced manufacturer) 10 pre production Mark I engines. These engines are to be installed by customers within their systems to test performance and quality control before Cyclone orders engine production on a larger scale.

In early 2015, we anticipate to deliver company designed, customized atomizers and pumps, produced by our primary sourced manufacturer. This is a new system application for use in hydrocarbon extractor units that require high temperatures and pressures to extract residual recyclable products from the waste of oil fracking and contamination spills. Projected revenue from this order is $135,000.

Other anticipated revenue is being generated by the delivery of 2 heat exchangers to customers, which is another current application of Cyclones component parts. These heat exchangers generate high BTU ratings for turbine electrical combined heat and power units.

Cyclone also anticipates to receive initial royalty income from Whe Gen in early 2015 from the Mark 2 engine. This license is from sale of engines that produces power from static waste heat.

Management is also pursuing other major R&D contracts that both support and build-off of these engine and component parts programs. This includes marine and renewable power applications.

Corporate Structural Actions.   The Company’s focus is on revenue and funding derived from sales of engines and parts for integration into customers applications and systems. With delivery of our engines and material component parts, we are transitioning from the convertible notes used to finance the Company over the last 18 months.

 To better publicize the company and its products, we have hired inhouse managers for marketing and investor relations.

The Company recently increased its authorized common stock to 2,000,000,000 shares. Some of these shares will be used to increase the reserve allocation of common stock to the required 300% coverage pursuant to convertible debt agreements.

Management will seek to use these additional shares to build long term value for Cyclone, including getting products to market, generating strong and consistent revenue, reducing debt on our books, and possibly partnering with companies that can provide a diversified income stream and technology base. Along these lines, management is seeking strategic business relationships in the areas of manufacturing and clean energy technologies with vertical synergies.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue. The Company had $175,000 of revenue in the quarter ended September 30, 2014 from the licensing agreement with its former subsidiary Whe Gen. The Company had recognized $212,500 in revenue in the quarter ended September 30, 2013 of which $150,000 was from the successful fulfillment of the first milestone under the revised Phoenix license and $62,500 of previously deferred revenue from the Great Wall (China) license upon contract termination.

Gross Margin. The gross profit for the quarter ended September 30, 2014 was $175,000, attributable to the Whe Gen license. Gross profit for the quarter ended September 30, 2013 was $79,366, the majority of which was from the Great Wall revenue.

Operating Expenses. Operating expenses incurred for the quarter ended September 30, 2014 were $1,028,699 as compared to $777,559 for the same period in the previous year, an increase of $251,140 or 32%. The increase was due to an increase in research and development expenses of $193,591 or 95%, reflective of the commencement of enhanced development testing by the Ohio State University Center for Automotive Research for the Whe Gen engine in 2014. Also, general and administrative expenses increased by $53,824 (9%) primarily from higher professional and consulting expenses and increased patent maintenance fees partially offset by reduced stock issued for services.

Operating Loss. The operating losses for the quarters ended September 30, 2014 and 2013 were $853,699 and $698,193, respectively, an increased loss of $155,506 or 22%, due to the factors outlined above.

Other Income (Expense)  Net other income for the quarter ended September 30, 2014 was $2,193,568, due to a $2,443,506 gain on the sale and separation of the Whe Gen subsidiary, net of $281,158 of interest expense attributable to increased debt levels. Derivative income from notes payable was $31,220.

Net other expense for the quarter ended September 30, 2013 was $173,701, due primarily to interest expense of $140,778 and a $33,518 loss on debt conversion via common stock.

Net Loss and Loss per Share.  The net income for the quarter ended September 30, 2014 was $1,339,869, compared to a net loss of $871,894 for the same period in the previous year. The favorable variance of $2,211,763 or 254 % primarily relates to the gain on the sale of the Whe Gen subsidiary. The net income per weighted average share was $0.00 for the quarter ended September 30, 2014 and the net loss per weighted average share was $0.00 for the prior comparable quarter.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue. For the nine months ended September 30, 2014 the Company had $315,527 of revenue, of which $140,527 was from the successful completion of the US Army Contract, and $175,000 from the Whe Gen license.

The Company recognized $715,382 in revenue in the nine months ended September 30, 2013 from the successful fulfillment of the first Phoenix milestone ($150,000), the third and fourth milestones under the U.S. Army Contract ($502,882) and recognition of the Great Wall deferred revenue ($62,500).

Gross Margin. The gross margin for the nine months ended September 30, 2014 was $229,650, inclusive of profit on the Army contract $ 54,650 and the Whe Gen license of $175,000. Gross margin for the nine months ended September 30, 2013 was $286,826, primarily attributable to the U.S. Army Contract.

Operating Expenses. Operating expenses incurred for the nine months ended September 30, 2014 were $2,339,202 as compared to $2,024,988 for the same period in the previous year, an increase of $314,214 or 16%. General and administrative expenses increased by $158,689 (11%) from higher professional, investor relations, consulting fees and increased patent maintenance costs. Research and development costs increased $139,637 ( 24%), attributable to Whe Gen engine research.

Operating Loss. The operating losses for the nine months ended September 30, 2014 and 2013 were $2,109,552 and $1,738,162, respectively, a higher loss of $371,390 or 21%, due to the factors outlined above.

Other Income (Expense)  Net other income for the nine months ended September 30, 2014 was $1,162,084 due to a $2,443,506 gain on the sale and separation of the Whe Gen subsidiary net of interest expense of $1,133,133 attributable to increase debt levels and $148,289 of debt related derivative expenses.

Net other expense for the nine months ended September 30, 2013 was $382,825, due primarily to interest expense.

Net Loss and Loss per Share.  The net loss for the nine months ended September 30, 2014 was $947,468, compared to a net loss of $2,120,987 for the same period in the previous year. The decreased loss of $1,173,519 or 55 % primarily relates to gain on the sale and separation of the Whe Gen subsidiary, net of increased interest expense of $761,231 and higher derivative expenses in the nine months ended September 30, 2014 of $148,884. The net loss per weighted average share was $0.00 and $0.01 for both the current and prior nine months, respectively.

Liquidity and Capital Resources

At September 30, 2014, the net working capital deficiency was $1,877,647 as compared to a deficiency of $5,994,870 at December 31, 2013, an improvement of $4,117,223 or 69%.

For the nine months ended September 30, 2014, cash increased by $288,957. Funds were provided by the $2,443,506 gain on the Whe Gen divestment, debt proceeds of $515,000, higher accounts payable and accrued expenses of $567,266, and an increase of $183,539 in related party payables and accrued expenses. Funds were used by the $3,390,974 loss (before the Whe Gen gain) and debt repayment of $38,615. Non-cash charges for the nine months were from: the issuance of common stock, warrants and options for services of $109,579, amortization of prepaid expenses paid with common stock of $434,724, derivative expenses related to debt valuation of $148,289, $836,853 of derivative debt discount amortization (charged as interest expense), and an $80,000 inventory valuation reserve.

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

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the nine months ended September 30, 2014 of approximately $2.1 million. Cumulative operating losses since inception are approximately $23.8 million.  The Company has a working capital deficit at September 30, 2014 of approximately $1.9 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

In the first quarter of 2015, the company projects $400,000 in revenue from the completion of the Combi Mark 5 contract. Also we anticipate to deliver company designed, customized atomizers and pumps, produced by our primary sourced manufacturer. This is a new system application for use in hydrocarbon extractor units that require high temperatures and pressures to extract residual recyclable products from the waste of oil fracking and contamination spills. Projected revenue from this order is $135,000. Also we await $150,000 pursuant to the Whe Gen separation.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies:

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

Changes in Internal Control Over Financial Reporting and Procedures.

There were no changes in internal control over financial reporting and procedures from the previous quarter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2014 the Company issued:

An aggregate of 288,412,566 shares of common stock to 7 investment funds in connection with the conversion of approximately $315,000 in principal and interest on several separate convertible promissory notes. These securities were offered pursuant to an exemption under Section 4(2) of the Securities Act and Regulation D thereunder. The debt holders had previously completed Accredited Investor Questionnaires and Subscription Agreements, and received a copy of the Company’s Annual Report in connection with the issuance.

15,000,000 shares of common stock, valued at $ 49,500 pursuant to settlement of a common stock warrant agreement.

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

Cyclone Power Technologies, Inc.

January 2, 2015	/s/ Frankie Fruge

Frankie Fruge
President
(Principal executive officer)

January 2, 2015	/s/ Bruce Schames.

Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)