Form 10-K
period 2015-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2017-03-20
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2015 and 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed fiscal year was approximately $2,100,000.

The number of shares outstanding of the registrant’s common stock as of Dec. 31, 2016 is 1,517,400,273

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS

FORM 10-K

Part I

Item 1. Business

Summary

Cyclone Power Technologies, a Florida corporation (OTCQB: CYPW) (the “Company,” “Cyclone,” or “we,” “our” is a clean-tech innovation company based in Pompano Beach, Florida. We were incorporated onJuly 5, 2007__. Our mission is to develop power technologies that lead to more efficient and diverse utilization of energy resources, less dependence on fossil fuels, and a cleaner environment.

Since 2006, we have completed multiple prototype stages and received 33 patents on the Cyclone Engine, an external heat engine that generates mechanical power by expanding super-heated steam rapidly inside its cylinders. This steam expansion pushes pistons and turns a shaft. Hot water is then expelled into a condenser to cool and return to the external heat source to repeat the process in a closed loop. This is a Rankine cycle, which is how nuclear and coal-fired power plants produce electricity.

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

We currently have three engines in development addressing markets that present what we believe to be the best and most immediate opportunities:

●	Our Mark 1 and Mark 3 model engines address the alternative energy markets to provide an external combustion engine able to burn various fuels providing power for usable mechanical and/or electric power. Our business model is to subcontract the manufacturing of these models and sell them to commercial customers and vertical partners starting in 2017.

●	Transportation and Equipment: Our Mark 5 model engine is a powerful, multi-fuel and clean burning demonstrator for the automotive, marine and off-road equipment markets. Our business model is to secure strong development partners in these sectors to provide program funding and support to allow us to complete a heavy equipment and vehicle integration in 2017.

●	Portable / Mobile Power: Our S-2 model engine was developed and accepted under a contract with the U.S. Army as a portable, multi-fuel power generator for vehicles and forward operating bases. We have licensed this technology to Falck Schmidt Defense Systems (“FSDS”) of Denmark , a worldwide military supplier. They will take the unit to a trial for military compliance.

The advantages of our technology have been widely recognized. We first caught the public eye as Popular Science Magazine’s Invention of the Year in 2008, and since then, we have secured engine development contracts with Raytheon, the U.S. Army, Phoenix Power Group (waste-to-energy), Combilift (European equipment manufacturer). FSDS (military supplier) and Integrated Biomass Energy System, FZ-LLC (“IBES”), a United Arab Emirates corporation . We have formed working relationships with other major defense and industrial groups, and teaming agreements with multiple “vertical” development partners that manufacture and distribute furnaces, gasifiers, electric generators and other synergistic technologies.

Business Objectives

Our business objective is to design and develop engines that we can manufacture through sub-contracted parties for direct sale to customers, which include Original Equipment Manufacturers (OEMs) of different clean combustion / heat technologies (such as biomass gasifiers and pyrolysis, methane and natural gas, wood pellet furnaces, solar collectors and similar items), and OEM’s in the equipment / transportation sectors. We also license our technology to manufacturers and other producers of specialized applications.

Based on our business model, our revenue has or will come from:

●	Development and engineering fees from customers, partners and licensees;

●	Direct sales revenue from engines we manufacture through sub contractors;

●	Up-front license fees and on-going royalties based on sales by our licensees.

●	Direct sales of Cyclone powered generators to distributors..

Development Status of Technology

Our products are in development, however, prototypes of several different models and sizes are near completion. The following lists each of the Cyclone Engines and products that we have in development:

Model	Size	Uses	Stage
Mark 1	5 HP	Power generation –all fuels and heat sources	Preproduction units (10) in field testing
Mark 3	25 HP	Auxiliary power for military, biomass to power, portable power	Preproduction units (15) at OEM’s
Mark 5	100 HP	Transportation, commercial power, military	Beta Prototype (2)
Combustion Chamber		Waste fuels, biomass to power, for :transportation, commercial power, military	Preproduction units (25)

(1)	“Pre Production Unit” refers to an engine in the process of being engineered for manufacturing at OEM’s

(2)	Beta Prototype” refers to a second generation prototype engine, which has undergone significant testing at Cyclone’s facility.

Our engines are currently in customer field testing, and there is no guarantee that they will successfully meet customer expectations when completed.

Research and Development Activities

As a technology research and development company, much of our annual expenses are dedicated towards R&D, including labor costs, material costs, tooling and equipment and other expenses required to run our business. Our R&D expenditures for 2015 and 2014 were $467,610 and $1,018,552, respectively.

We actively pursue development agreements with customers, whereby we will develop an engine, design plans or other products to spec at the customer’s full or partial expense. Sometimes these arrangements are part of a more expansive license agreement.

Prototyping and Manufacturing

We currently contract with multiple suppliers for the production of many of our prototype parts, which we design and then assemble and test at our facility. In 2014, we acquired the machinery to produce in-house a greater portion of this prototype manufacturing work, which we believe has saved us considerable time and money. For production of prototypes we have contracted with one or more manufacturers that have the expertise, machinery, tooling and other capital assets required to commercialize and manufacture in mass production our engines.

Competitive Business Conditions

We believe that our technology, which is a small-scale heat-regenerative, Rankine cycle external combustion engine, has little direct competition. However, depending on the industry in which these engines are applied, indirect competitors utilizing different technologies do exist.

Currently, there are several companies which have developed and commercialized other types of external heat engines, such as Stirling engines. Stirling engines are similar to our technology and are used in overlapping applications (such as solar thermal power generation), however; the two engine technologies have several major differences, including size, power-density, and adaptability to fluctuations in heat and load. Based on preliminary testing and analysis, we believe that our engine technology may be superior to the Stirling engines in these aspects; and thus, has more applications in waste heat and mobile uses (i.e., cars, trucks and ships). We have not yet commercialized our engine technology, and these claims are still to be proven. Also, several Stirling engine companies such as Infinia Corp. have greater capital resources than we do, which could help establish their technology in the marketplace quicker than we can.

Other technologies that may be indirectly competitive with our engines are lithium-ion batteries and hydrogen fuel cells. Batteries are useful for some applications where limited sustained power (torque) and operating time is needed, however, they are just “fuel tanks” which allow for power that is generated elsewhere (i.e., a coal-fired power plant) to be saved and transported. The 100hp Cyclone engine we are currently developing, which would produce approximately 50kW of electric output, weighs just 125lbs, is 2 ft in diameter and height, and is expected to cost 10 times less to produce. Once again, these claims are based on our current beliefs and developmental testing, as we have not yet produced commercial products.

Patents and IP Protection

We currently have the following patents issued or allowed on our engine technology:

Active U.S. Patents

U.S. No. 7,080,512 B2	Heat Regenerative Engine

U.S. No. 7,407,382 B2	Steam Generator in a Heat Regenerative Engine

U.S. No. 7,856,822 B2	Heat Regenerative Engine

U.S. No. 7,856,823 B2	Pre-Heater Coil in a Heat Regenerative Engine

Active Foreign Patents/Applications - Heat Regenerative Engine

European Patent No. 1809865

Australian Patent No. 2005284864

Brazilian Application No. P10515305-0

Canadian Patent No. 2577585

Chinese Patent No. ZL200580030436.4

Japanese Patent No. 4880605

Mexican Patent No. 285078

Russian Patent No. 2357091

South African Patent No. 2007/02947

Indonesian Patent No. IDP0024346*

Indian Patent Application No. 1949/DELNP/2007

Pursuant to new US Patent Office regulations, upon approval, expired patents can be reestablished from inception. We have also taken advantage of reissues to include changes and broaden the patents. We pursue a rigorous patent strategy, pursuant to which (and subject to our available cash resources) we file patents in the U.S. for our engines, their individual components, and other innovations and inventions we develop. We also pursue patents internationally in countries where we believe we may have manufacturing or sales opportunities and/or competition. Despite these efforts, we cannot make assurances that our patents will not infringe on other patents throughout the world, that other groups will not try to infringe on our patents, and if either of these were to occur, that we would have the resources to defend our rights. If this were to occur, it could have a material adverse effect on our business.

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

Dependence on one or a few major customers

We have contracts for development and licensing of our engine technology: Combi-Lift LTD. (a global materials handling and lift equipment manufacturer based in Ireland), FSDS (global military products manufacturing and supplier) IBES (a producer of biomass furnace electric systems) and G2E (a solar engineering company for Mexico and South America). We have formed working relationships with other major industrial groups, and teaming agreements with manufacturers. Q2 Power Inc. has been formally notified to cure contract breaches.

Because of the diversification of applications, uses and business models, and the current stage of our development / product sales cycle, we do not believe that the loss of the licensee or development partner would have a material adverse impact on our current or future operations. Additionally, we are actively pursuing other licensees and development partners in other product categories.

Governmental regulation

Our Products. Power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our engines, when they will ultimately be installed in power systems, will be subject to compliance with all current emissions standards imposed by the EPA, state regulatory agencies in the United States, including CARB, and other regulatory agencies around the world and established for power systems utilized in applications such as electric generators or off-highway industrial equipment. EPA and CARB regulations imposed on engines utilized in industrial off-highway equipment generally serve to restrict emissions, with a primary focus on oxides of nitrogen, particulate matter and hydrocarbons. Emission regulations for engines utilized in off-highway industrial equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment), and the type of fuel used to drive the power system. Further, applicable emission thresholds differ based upon the gross power of an engine utilized in industrial off-highway equipment. Additionally, most emissions thresholds are designed for gasoline and diesel-powered “spark-ignited” internal combustion engines, and not external combustion engines like Cyclone’s engines. In 2015, Cyclone received EPA and CARB certifications for all fuels 25HP and below for power generation.

Our markets can be positively or negatively impacted by the effects of governmental and regulatory matters. We are affected not only by energy policy, laws, regulations and incentives of governments in the markets into which we sell, but also by rules, regulations and costs imposed by utilities. Utility companies or governmental entities could place barriers on the installation of our product or the interconnection of the product with the electric grid. Further, utility companies may charge additional fees to customers who install on-site power generation, thereby reducing the electricity they take from the utility, or for having the capacity to use power from the grid for back-up or standby purposes. These types of restrictions, fees or charges could hamper the ability to install or effectively use our products or increase the cost to our potential customers for using our systems in the future. This could make our systems less desirable, thereby adversely affecting our revenue and profitability potential. In addition, utility rate reductions can make our products less competitive which would have a material adverse effect on our future operations. These costs, incentives and rules are not always the same as those faced by technologies with which we compete. However, rules, regulations, laws and incentives could also provide an advantage to our distributed generation solutions as compared with competing technologies if we can achieve required compliance at a lower cost when our engines are commercialized. Additionally, reduced emissions and higher fuel efficiency could help our future customers combat the effects of global warming. Accordingly, we may benefit from increased government regulations that impose tighter emission and fuel efficiency standards. Cyclone has already received EPA and CARB emissions certification for generators any fuel 25 horsepower and under.

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

Employees. As of December 31, 2016, we had 6 full-time employees including management, and one part-time employee. We consider our relations with our employees to be good. None of our employees are covered under any labor union or collective bargaining agreement. As needed we contract with specialized labor and consultants to control costs.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate in a 6,000 sf leased warehouse facility at an annual rate of $ 63,600. Our address is 601 NE 26th Ct., Pompano Beach, FL 33064. The lease expires Dec 2016, with a one (1) year option that contains a 2% rate increase in our rent. We believe these facilities are in good condition, but we still may need to expand our operating space further as our research and development efforts expand.

In September 2014, as part of the spinoff of the Q2 Power Inc. subsidiary (fka Cyclone WHE-Gen), Q2 Power, Inc. retained our Joint Operations and sublease agreement with Precision CNC. Q2 Power’s rent expense, prior to its spinoff, was $13,957 for approximately 2,500 sf of office and warehouse space at its new facility in Lancaster, Ohio.

Item 3. Legal Proceedings

Effective May 8, 2015, the Company is subject to a default judgment in Dallas Texas of approximately $175,000 plus interest for non-payment of convertible debt and interest, attorney fees and court costs. The Company is negotiating a reduced settlement. Judgement entered in 160th District Court of Dallas county, Texas, Case No: DC-15-00829, on April 3, 2015, between the Company and JSJ Investments Inc. for default of convertible note.

In August 2015, the Company is subject to a default judgement $166,000 plus interest for non- payment of a convertable warrant true up. The Company is seeking to arrange a reduced settlement. Judgement entered in United States District Court of Utah, Central Division, case No: 215-cv-00536-PMW, on May 17, 2016, between the Company and Tonaquint Inc. for default of true up on a convertible warrant.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded on the OTC Pink sheets. The following table represents the high and low bid information for our common stock for each quarterly period within the two most recent fiscal years, as regularly quoted on the OTCPK. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

According to the records of our transfer agent and NOBO listing, as of March 31, 2015, there were approximately 4,000 shareholders of record of our common stock, and two shareholders of record of our Series B Preferred Stock.

Year Ended December 31, 2015

	High Bid Price	Low Bid Price
First Quarter	$0.0021	$0.0002
Second Quarter	0.0090	0.0002
Third Quarter	0.0023	0.0005
Fourth Quarter	0.0030	0.0007

Year ended December 31, 2014

	High Bid Price	Low Bid Price
First Quarter	$0.0400	$0.0200
Second Quarter	0.0240	0.0040
Third Quarter	0.0065	0.0012
Fourth Quarter	0.0029	0.0012

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

●	the ability to successfully complete commercialization of our technology;

●	changes in existing and potential relationships with customers and collaborative partners;

●	the ability to retain certain members of management;

●	our expectations regarding general and administrative expenses;

●	our expectations regarding cash availability and balances, capital requirements, anticipated revenue and expenses, including infrastructure and patent expenditures;

●	other factors detailed from time to time in filings with the SEC.

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

Overview

We are engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are current beta tested, pre-production tested or nearing completion with 2 models currently in limited production . While we started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. For us to maintain and expand our operations through the next 12 months, we will seek license and development agreements that provide up-front or progress payment revenue to us. We will also will continue to pursue raising capital by means of equity or debt offerings.

In 2015, the TARDAC (S2) engine was delivered, on time, and accepted, by the U.S. Army. This contract was for approximately $1.4 million. We have licensed this S2 technology to FSDS, to take it to TRL9 for military compliance. We have received $150,000 with another $75,000 due on delivery for 2 S2 systems.

In 2017, with additional resources, our R&D team will also move towards completion of the Mark 5 project. This engine is to be delivered to Combilift for clean-burning material lift equipment, and used in our land speed record (LSR) streamliner to attempt a run for the fastest steam car on earth. With respect to the Combilift contract, we are forecasting an additional $300,000 in revenue from the delivery of two Mark 5 engines to this customer. We are also pursuing other R&D contracts that both support and build-off of these two engine programs, inclusive of marine power applications.

Financing Transactions.

In 2015, We financed our operations through funds generated from a $50,000 note payable and an increase in trade accounts payables, accrued liabilities and payables and debt to related parties of approximately $940,000.00.

In 2014, we financed our in 2014 through revenue generated from the final payment of the U.S. Army Contract, as well as multiple debt transactions, which are typically convertible into common stock at 30 - 44% discounts to market. None of these notes were secured or contained any warrants. Additionally, we received approximately $.5 million, from the Whe-Gen sale/license. Also, we incurred an increase in trade accounts payables , accrued liabilities and payables and debt to related parties of approximately $827,000.00.

Corporate Structural Actions. We will continue to take decisive steps to mature our structure and operations to attract funding from investors with long range horizons and strategic partners who can add value from multiple directions. This type of funding is different from the convertible notes we used to finance us over the last few years.

In the second quarter of 2015, to strengthening our balance and capital structure, management forgave a total of $1.36 million of deferred salaries and debt. This action was meant to reduce liabilities and demonstrate management’s strong faith in our future.

Stock for Services and Contracts. During the year ended December 31, 2015, we amortized (based on vesting) $2,526 of common stock options for employee services.

Research & Development. We invest considerably in the development of our technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of our engine technology. For 2015, our R&D expenses were $467,610.

Commitments for Capital and Operational Expenditures. Should additional funding be secured, we could increase the number of skilled and unskilled employees on payroll, including the recruitment of high level executive management and additional engineers and mechanical staff.

Critical Accounting Policies. Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates, assumptions and related expectations. Management believes that these estimates, assumptions and related expectations upon which we depend at the time are reasonable based upon information then available. These estimates, assumptions and related expectations affect the reported amounts of the balance sheet and income statement for the timeframe of the financial statements presented. To the degree that there are significant variances between these estimates and assumptions and actual results, there would be an effect on the financial statements. GAAP mandates specific accounting treatment in numerous situations and does not require management’s estimates and judgment in its application. Alternative accounting treatments, where available, based on management’s estimates and judgments would not produce a materially different result. The following should be read in conjunction with our consolidated financial statements and related notes.

Intangible assets, consisting primarily of patents, are deemed to be critical for the furtherance of our business objectives and our engine products. Impairment is not currently reflective, as we are developing our products and obtaining new contracts based on these engine and associated technology patents.

We review inventory for engine manufacturing on an ongoing basis for obsolescence as engine designs are revised, with resultant charges to R&D.

For purposes of valuing stock based compensation, we use market prices of our common stock as of the time of issuance. We use the Black Scholes valuation method for valuing our stock based compensation from common stock options. This method requires us to make estimates and assumptions regarding stock prices, stock volatility, dividend yields, expected exercise term and risk-free interest rates.

Our audited consolidated financial statements include our accounts and our 95% owned subsidiary, Cyclone Performance, and the activity through deconsolidation as of at September 30, 2014, of our former 74% owned subsidiary Q 2 power Inc. (fka Cyclone-WHE). We have eliminated all material inter-company transactions and balances in our consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with GAAP in the United States for financial information. In our management’s opinion, all adjustments considered necessary for a fair presentation of financial statements have been included and such adjustments are of a normal recurring nature.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for facilitating off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

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

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Our revenues declined $329,027, or 100%, to $0 for the year ended December 31, 2015 compared to $329,027 for the comparable period in 2014. The lack of revenues was due to current contracts on a completed contract basis versus prior milestone basis. Our 2014 revenues included $140,527 from the successful fulfillment of the final milestone under the U.S. Army contract, and $175,000 from the income recognition of the license agreement with Q2 Power.

Gross Profit

Our gross profit declined $240,220, or 100%, to $0 for the year ended December 31, 2015 compared to $240,220 for the comparable period in 2014. The decrease is due to no sales in 2015. Our 2014 Cost of Goods Sold included approximately $88,000 related to the U.S. Army contract.

Operating Expenses

Our operating expenses decreased $1,890,075, or 63%, to $1,128,147 for the year ended December 31, 2015 compared to $3,018,222 for the comparable period in 2014. The majority of the decrease was due to lower research and development expenses of $550,942 (54%) that were attributable the spin off in 2014 of the WHE engine as well as a reduction in staff and the 2014 loss on retirement of R&D equipment. This was partially offset by a $112,000 2015 inventory reserve. General and administrative expenses were lower by $1,237,049 (65%) due to reduced staffing and related expenses, lower stock based payments for services and cost controls reflective of funding considerations. Advertising and promotion expenses were $102,084 or 93% lower reflective of the 2014 $ 85,583 loss on the retirement of demonstration equipment.

Operating Loss

Our operating losses decreased $1,649,855, or 59%, to $1,128,147 for the year ended December 31, 2015 compared to $2,778,002 for the comparable period in 2014.

Other Income (Expense)

Net other expense for the year ended December 31, 2015 was ($342,156) primarily attributable to interest expense. Net other expense for the year ended December 31 2014 of $(2,176,423) was inclusive of interest expense of $1,327,102, losses related to derivative liability of $147,680 and realization loss provisions on the valuation of WHE Gen investment and note receivable of $706,756.

Net Income and Earnings per Share

Our net loss decreased $3,484,122, or 70%, to $1,470,303 for the year ended December 31, 2015 compared to $4,954,425 for the comparable period in 2014. The decrease is due to the factors set forth above. The resulting net loss per weighted average share for 2015 and 2014 was ($0.00) and ($0.01), respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Our revenues decreased $323,355, or 45%, to $329,027 for the year ended December 31, 2014 compared to $715,382 for the comparable period in 2014. Revenues for 2014 included $140,527 from the successful fulfillment of the final milestone under the U.S. Army contract, and $175,000 from the income recognition of the license agreement with Q2 Power.

Our revenue for 2013 included $502,882 from the successful fulfillment of two milestones under the U.S. Army Contract, $150,000 from the successful fulfillment of a key milestone of our amended license agreement with Phoenix Power Group, and recognition of $62,500 from our termination of our license agreement with Great Wall Power Systems in China.

Gross Profit

Gross profit for the years ended December 31, 2014 and 2013 was $240,220 and $ 150,496, respectively, an increase of $89,924 or 60% .. Included in 2014 Cost of Goods Sold was approximately $88,000 related to the Army contract. . Included in the 2013 Cost of Goods Sold was $380,422 related to the Army contract and $184,464 related to the Phoenix Power Group license revenue.

Operating Expenses

Operating Expenses for the year ended December 31, 2014 were $3,018,222 as compared to $2,884,300 for the same period in the previous year, an increase of $133,922 or 4.6%. The majority of the increase was due to higher research and development expenses of $245,757 (32%) that were attributable the pre-spin off in 2014 of the WHE engine testing. General and administrative expenses were lower by $209,952 (10%) due to reduced staffing and related expenses, lower stock based payments for services and cost controls reflective of funding considerations.

Operating Loss

The operating losses for the years ended December 31, 2014 and 2013 were $2,778,002 and $2,733,804, respectively, a higher loss of $44,198 or 1.6%, due to the factors outlined above.

Other Income (Expense)

Net other (expense) for the year ended December 31 2014 was ($2,176,423), versus net expense of ($1,057,739) for the compable period of the prior year, a higher loss of $1,118,684 or 106%. Net other expense for the year ended December 31 2014 of $(2,176,423) was inclusive of interest expense of $1,327,102, losses related to derivative liability of $147,680 and realization loss provisions on the valuation of WHE Gen investment and note receivable of $706,756.

The net other expense for the year ended December 31, 2013 of $1,057,739 was primarily attributable to interest expense of $923,939.

Net Income and Earnings per Share.

The net loss for the year ended December 31, 2014 was $4,954,425, as compared to $3,791,543 for the same period in the previous year, a higher loss of $1,162,882 (31%) due to the factors outlined above. The resulting net loss per weighted average share for 2014 and 2013 was ($0.01) and ($0.00), respectively.

Liquidity and Capital Resources

Our working capital deficiency decreased by $346,970 or 13%, to $2,272,018 for the year ended December 31, 2015 compared $2,618,988 for the comparable period in 2014. The reduction is primarily due to officers foregiveness of accrued salaries of $655,225 and foregiveness of $710,272 of accrued rent, lease payments and related interest due an officer’s company partially offset by higher payable and accruals of $342,541

 For the year ended December 31, 2015, funds were primarily used by the net loss of ($1,470,303) and an increase of $46,465 in inventory. Funds were provided by debt proceeds of $50,000, an increase in accounts payable and accrued liabilities of $483,129, and an increase in related party payables and debt of $457,564. Non cash charges were $174,043 for amortization of derivative debt discounts, an $192,000 inventory reserve provision and $75,574 of depreciation and intangible amortization.

For the year ended December 31, 2014, funds were primarily used by the net loss of ($4,954,425). Funds were provided by $515,000 proceeds of notes and loans, a $530,235 increase in trade payables and accruals and a $196,977 increase in related party payables and accruals. Net cash flow from the deconsolidation of the Whe Gen subsidiary and the loss provisions on the investment realization were approximately $1.0 million. Non cash charges were $949,841 of amortization of debt discounts, $126,575 for issuance of restricted common stock, options and warrants for services, an $80,000 inventory reserve provision and a $147,680 loss on notes payable derivative liability.

Cash Flow Management Plan

Through 2016, we collected contract progress payments and contract deposits of $170,000, and collected approximately $100,000 in traditional, non derivative related debt. In the second quarter of 2016, in recognition of the declining market value and low market volume, we sold all of our investment in Q 2 Power Technologies for $44,000.

In 2016, we have submitted approximately $3 million in grant (or grant-type) applications and proposals with various government offices, which could provide non-dilutive funding for our development.

Our auditors have issued a going concern opinion for the years ended December 31, 2014 and 2015. Management is optimistic, however, that revenue can be generated and funding can be secured to maintain operations and development at the current pace.

With respect to our Land Speed Record vehicle, we believe that this asset will be useful for marketing can also generate marketing funding for us. We have had interest from corporations and private investors in sponsoring or outright purchasing the vehicle, either of which could provide substantial financial support to us.

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

Item 8. Financial Statements and Supplementary Data

Financial statements required by this Item 8 are included at the end of this report as listed on Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

a) Dismissal of Independent Registered Accounting Firm

On July 26,2016, we terminated the engagement of Mallah Furman & Company, P.A.(“MF”) as our independent registered accounting firm. This action effectively dismissed MF as our independent registered accounting firm for the fiscal year ending December 31, 2014 and 2015. MF’s reports on our consolidated financial statements for the fiscal year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern. Furthermore, since December 31, 2013, there have been no disagreements with MF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MF’s satisfaction, would have caused MF to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such periods.

Except as noted in this paragraph, since January 1, 2014, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation SK.

(b) Engagement of New Independent Registered Accounting Firm

On July 25, 2016, we appointed Anton & Chia,, LLP (A&C) as our new independent registered accounting firm with respect to the fiscal years ended December 31, 2015 and 2014. In addition, we engaged A&C to review the quarterly financial statements of March 31, 2015, June 30, 2015, and September 30, 2015.

Since July, 2016, neither us nor anyone acting on our behalf consulted A&C, with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation SK.

Item 9A. Controls and Procedures

Disclosure Controls

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015 and 2014.

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

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies:

-	Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

-	We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

-	Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, we are not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

We have determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that material misstatements will not be prevented or detected on a timely basis by our internal controls.

Changes in Internal Control Over Financial Reporting and Procedures.

Management is currently evaluating what steps can be taken to address these material weaknesses. As a growing small business, we continuously devote resources to the improvement of our internal control over financial reporting. Due to budget constraints, the staffing size, proficiency and specific expertise in the accounting department is below requirements for the operation. We are anticipating correcting deficiencies as funds become available.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages, positions and dates appointed of our current directors and executive officers are set forth in the table below:

Name	Age	Position	Date of Appointment

Harry Schoell	74	Chairman and Chief Technology Officer	June 2004*

Frankie Fruge	72	Director and President	June 2004

Bruce Schames	70	Chief Financial Officer	April 2010

James Hasson	76	Director	June 2014

Dennis Dudzik	65	Director	June 2014

* Mr. Schoell originally served as our Chairman and Chief Executive Officer. In October 2012, he transitioned from CEO to our Chief Technology Officer (CTO).

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

Frankie Fruge serves as our President and Director. She has been with us since our inception in 2004 in the role of General Partner and Director of Administration. Ms. Fruge oversees our daily operations and financial matters.

Ms. Fruge has been working with Mr. Schoell since 1995, serving in multiple administrative, operational and financial positions with Schoell Marine. Between 1999 and 2003, Ms. Fruge was President of Propulsion Systems, Inc., a company that developed and sold marine surface drives, and then CFO of Pulse Drive Inc., between 2003 and 2005, a company also in the marine propulsion field.

Prior to her career in marine-based engine technology, Ms. Fruge spent over 10 years as an operating engineer for several oil refinery companies in Louisiana, including Conoco, and eight years as an auditor for Ernst & Ernst (the predecessor company to Ernst & Young). Ms. Fruge is also a certified industrial firefighter, is Chairman of the Board of the International Association for Advancement of Steam Power, Corp. (a 501c3) and is a former board member of the Steam Automobile Club of America. on the Board of the Steam Automobile Club of America.

Ms. Fruge’s qualification to be a director of us, in addition to her general business background (as described above), include her extensive hands-on engineering experience. Ms. Fruge has no other Board of Directors affiliations.

Bruce Schames serves as our CFO. He has been a CPA since 1971, representing both public and private clients in his own practice since 2001. Prior to that, Mr. Schames served as CFO of East Coast Beverage Corp. (OTCBB: ECBV), Medcom USA (NASDAQ: EMED), Financial Reporting Manager for Dole Fresh Fruit Co., and in various accounting and reporting capacities of NYSE companies. Mr. Schames received his BBA from Baruch College of the City University of N.Y., and an MBA from the University of Southern California.

James Hasson Since 1994 he has been President and owner of Hypex, Inc., a company that designs and builds machinery for the pharmaceutical, medical device, aerospace, food and other specialized industries. and has additionally presided over three acquisitions and three start-ups. Previously, Mr. Hasson was President and CEO of Citisteel USA, Inc., where he managed over 300 people and led the company to over $100 million in annual revenue; President and CEO of Magnetic Metals Corp., a$50 million manufacturing business; and Vice President and General Manager of the manufacturing division of LaSalle Steel Company, with over $200 million in sales. Mr. Hasson holds a BS in Mechanical Engineering from Drexel University, an AS in Mechanical Engineering from Pennsylvania State University.

Dennis Dudzik is the founder and President of the International Association for the Advancement of Steam Power (IAASP), a leading global non-profit organization dedicated to the advancement and commercialization of modern steam power. In his professional capacity for URS Corporation, Mr. Dudzik is the Program and Contract Manager for Integrated Resource Plan services to Los Angeles Department of Water and Power (LADWP), and Program and Contract Manager for major power project environmental and engineering services contracts for the Sacramento Municipal Utility District (SMUD). He has held key management roles in over a dozen major electric generation, transmission, and substation projects over the last 12 years. Mr. Dudzik served as the Contract Manager for the construction contracts for the 30 MW Ormesa Geothermal Power Project, the 125 MW NCPA Combustion Turbine Project, and provided permitting services for the 47 MW COLMAC Power Project, as well as numerous other California power projects. He also is a Professional Engineer.

Board Leadership Structure and Role in Risk Oversight

We have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined. Mr. Schoell served as our Chief Executive Officer and Chairman since inception in 2004 until 2012 when he was appointed as our Chief Technology Officer. No one currently serves as our CEO.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The Board of Directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the Board’s appetite for risk. While the Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our board leadership structure supports this approach.

We do not have an Audit Committee, however, we have hired a CPA consultant to assist with the filing of the Super 10K. We expect to add members to this committee in the near future. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board will choose new committee members who qualify as “audit committee financial experts” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in our Charter of Corporate Governance, a copy of which is currently available from us and is posted on our website.

We do not have a Compensation Committee, Nominating Committee or other committees at this time. We expect to create such committees in the future.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that Messers, Hasson and Dudzik currently meet the independence requirements.

Board of Advisors

From time to time, we add members to our Board of Advisors. These individuals are comprised of distinguished scientists, engineers and businessmen whose experience, knowledge and counsel help in the development of us and our technology. These Board of Advisor members may be compensated for their time in restricted shares of common stock. Advisors do not have voting or observatory powers over the Board of Directors or management. Our CTO interacts with these advisors from time to time on matters related to our technological development. There are no formalized Board of Advisor meetings, and members have no other special powers or functions. Each individual on the Board works part-time with us as requested. Currently, the Board of Advisors is comprised of:

George Nutz is technology consultant with almost 50 years of experience working with external combustion and steam engines. He is the founder of Millennium Engineering Systems and Millennium Energy Systems, through which he has provided engineering guidance and expertise to multiple external combustion engine projects over the last twenty years.

Prior to consulting, Mr. Nutz was a staff research engineer at MIT Instrumentation Laboratory, part of the Department of Aeronautics and Astronautics. While in residence, he designed hardware and control systems, as well as steam cycles and applications. He represented MIT-IL at the Department of Transportation Clean Air / External Combustion hearings, and wrote several proposal papers outlining a working steam system. During this time he also became involved with steam automobile and steamboat groups and worked on boiler and engine designs/modifications, including being part of the MIT team designing and building a steam powered automobile for Saab for the MIT-Caltech “Clean Air Car Race”.

Prior to his time at MIT, Mr. Nutz spent nine years at Bendix Aerospace designing gyro and guidance equipment and test platforms, and working with optics and sensors. He served in the U.S. Air Force and received his mechanical engineering degree from the New Jersey Institute of Technology in 1959.

Other Key, Non-Executive Personnel

Karl Petersen, currently consults for us and was our Vice President of Engineering through March 2014. He has over 45 years of experience in product development, engineering, manufacturing, and quality systems. He currently works directly with our engineering team to assist in the commercialization of its external combustion engine technology. Previously, Mr. Petersen ran Petersen Product Development in Boise, ID, which provided mechanical, chemical and manufacturing process development for clients that include Caterpillar and John Deere. Prior to that Mr. Petersen spent over 25 years in various engineering and management positions at Preco (purchased by Vansco Electronics in 2005), which provided critical product development for Caterpillar and AGCO. He also served several Lockheed divisions as a Senior Mechanical Engineer. Having worked on steam systems since the 1960’s, Mr. Petersen has built numerous engines throughout his career and has vast knowledge of their mechanical and thermodynamic operations.

Allen Brown, currently consults for us and was our Senior Engineering Fellow through March 2014. He is an engineer whose experience spans over 56 years in the marine industry where he has developed propulsion, hydraulic, electrical and exhaust systems for some of the best known names in the business. Over the years, Mr. Brown has served as: Director of Product Development for Cigarette Racing Team, President and CEO of Cougar Marine, which built powerboats that won 33 consecutive offshore races including 12 World and National Championships, Director of Product Development for Stainless Marine, Project Engineer for Gentry Transatlantic on the “Gentry Eagle,” a 113’ mega-yacht that held the transatlantic speed crossing record, Product Development Consultant for Teleflex Marine, and General Manager of Donzi Marine.

Compensation to Advisors

We have compensated our Board of Advisors’ members with shares of restricted common stock and stock options for their past services rendered on behalf of us, and reserve the right to issue additional shares, stock options or cash in the future. Both Allen Brown and Karl Petersen received salaries for their services which are performed at our facility.

Family Relationships

There are no family relationships among our directors and executive officers.

Code of Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge on our website, or by writing to us, Attn: Chief Financial Officer, 601 NE 26th Ct., Pompano Beach, FL 33064.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2015 and December 31, 2014, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the years ended December 31, 2015 and December 31, 2014.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Current Officers Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (S)	All Other Compensation ($)	Option Awards ($)	Total ($)
Harry Schoell	2015	$150,000	(1)	0	0	0	$525	$150,525
Chairman & CTO	2014	150,000	(1)	0	0	0	1,113	151,113

Frankie Fruge	2015	$125,000	(2)	0	0	0	$525	$125,525
Director & President	2014	125,000	(2)	0	0	0	1,113	126,113

Bruce Schames	2015	$72,000	(3)	0	0	0	$525	$72,525
CFO	2014	72,000	(3)	0	0	0	1,113	73,113

Christopher Nelson	2015	$0	(4)	0	0	0	$0	$0
Former President & General Counsel	2014	54,167	(4)	0	0	0	0	54,167

(1)	All of Mr. Schoell’s salary in 2015 and 2014 has been deferred until determined by the Board of Directors that we can afford to pay such salary. In March 2014, Mr. Schoell converted $844,844 of deferred salary to 10,560,550 shares of common stock and in 2015 Mr. Schoell forgave $325,000 of accrued salary.

(2)

All of Ms. Fruge’s salary in 2015 and 2014 has been deferred until determined by the Board of Directors that we can afford to pay such salary. In March 2014, Ms. Fruge converted $638,740 of deferred salary to 7,984,250 shares of common stock and in 2015 Ms. Fruge forgave $287,500 of accrued salary.

(3)	As of December 31, 2015, Mr. Schames had $72,725 of deferred salary, which will be paid when determined by the Board of Directors that we can afford to pay such salary. In March 2014, Mr. Schames converted $55,292 of deferred salary to 691,152 shares of common stock and in 2015 Mr. Schames forgave $42,725 of accrued salary.

(4)	Mr. Nelson resigned as President as of July 17, 2014 and assumed the position of President of the WheGen deconsolidated subsidiary. In March 2014, he converted $86,197 of deferred salary to 1,077,464 shares of common stock.

Employment Agreements

Harry Schoell. Mr. Schoell has an employment agreement with us providing for a base salary of $150,000 per year plus standard benefits. This compensation is currently being deferred until we have sufficient revenue to support its payment, and to date, he has not received any cash compensation under his agreement. Mr. Schoell converted $20,000 of deferred salary to common stock in 2010, and $24,000 to common stock in 2013 at current market prices. Mr. Schoell also converted 1.5 million shares of our common stock to a 2.5% equity interest in Cyclone Performance LLC in 2012. In 2014 Mr. Schoell converted $844,844 of unpaid deferred salary into 10,560,550 shares of common stock , and in 2015 Mr. Schoell forgave $325,000 of accrued salary. As of December 31, 2015, Mr. Schoell had $ 75,000 in unpaid, deferred salary due to him.

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

Frankie Fruge. Ms. Fruge has an Employment Agreement with us providing for a base salary of $125,000 per year plus standard benefits. This compensation is currently being deferred, and to date, she has not received any cash compensation under her agreement. Ms. Fruge converted $6,000 of deferred salary to common stock in 2010, and $24,000 salary to common stock in 2013. She also converted 1.5 million shares of our stock into 2.5% equity interest in Cyclone Performance LLC in 2012.

In 2014 Ms. Fruge converted $738,740 of unpaid deferred salary into 7,984,250 shares of common stock and in 2015 Ms. Fruge forgave $287,500 of accrued salary. As of December 31, 2015, Ms. Fruge had $62,500 in unpaid, deferred salary due to her.

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

Bruce Schames. Mr. Schames has an agreement with us providing for annual cash compensation of $60,000, $12,000 in restricted common stock and 600,000 common stock options. His year-to-year contract began June 1, 2010. Either Mr. Schames or us may terminate his employment on 60 days’ notice. If we terminate other than for “cause,” he shall receive his base compensation due through the date of termination plus a good faith repayment plan for any deferred and unpaid compensation. If Mr. Schames leaves or is terminated for “cause,” he shall not be paid any deferred compensation and any unvested options shall terminate immediately. “Cause” is defined as gross negligence or willful misconduct that injures or may reasonably injure us. Mr. Schames converted $55,292 of deferred salary to 691,152 shares of our common stock in 2014 and in 2015 Mr. Schames forgave $42,725 of accrued salary. As of December 31, 2015, Mr. Schames had $72,725 in unpaid deferred salary due to him.

Christopher Nelson. In July 2014, Mr. Nelson terminated his employment as our President, as he assumed the position as President of the Whe Gen, the deconsolidated subsidiary. He had an Employment Agreement with us providing for a base salary of $130,000 per year plus standard benefits, and 600,000 common stock options per year. In 201 he converted $86,197 of deferred salary into 1,077,464 shares of our common stock.

Mr. Nelson’s agreement was for three years from August 2011, and is automatically renewed for successive one-year periods unless either party provides notice of a desire not to renew at least 90 days prior to the agreement’s anniversary date. If Mr. Nelson is terminated for “cause,” he shall receive any unpaid base salary due to him as of the date of termination. If he is terminated without “cause” or upon a change in control, he shall receive (i) any unpaid base salary accrued through the effective date of termination, (ii) his base salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to him were he not terminated, during the 12 months following his termination. Upon termination without cause, all of his stock options shall vest immediately.

Outstanding Equity Awards at December 31, 2015

The following table sets forth information concerning all stock option grants held by our named executive officers as of December 31, 2015. All outstanding equity awards are options to purchase shares of common stock.

All Option Awards

			Number		Exercise or Base Price of	Grant Date Fair Value of Stock in		Number
	Option	Number	Exercisable	Number	Option	Option	Option	Exercisable	Number
Name and	Grant	Granted	Date	Un-exercisable	Awards	Awards	Expiration	Date	Un-exercisable
Position	Date	(1) (2)	Vested	Date Expires	($/Share)	($) (3)	Date	Vested	Date Expires
Harry Schoell	6/30/2007	250,000	250,000	0	0.25	0.25	6/30/2017	6/30/2008	6/30/2017
Chairman & Chief	6/30/2007	125,000	125,000	0	0.35	0.25	6/30/2017	6/30/2008	6/30/2017
Technology Officer	6/30/2007	125,000	125,000	0	0.45	0.25	6/30/2017	6/30/2008	6/30/2017
And former CEO	12/30/2010	100,000	100,000	0	0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	50,000	50,000	0	0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0	0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000	0	0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/28/2012	150,000	150,000	0	0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	150,000	0	0.08	0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000	150,000	0	0.08	0.08	3/31/2023	3/31/2014	3/31/2023
	6/30/2014	150,000	150,000	0	0.0045	0.0045	6/30/2024	6/30/2015	6/30/2024
	9/30/2014	150,000	150,000	0	0.0012	0.0012	9/30/2024	9/30/2015	9/30/2024
	12/31/2014	150,000	150,000	0	0.0017	0.0017	12/31/2024	12/31/2015	12/31/2024
	03/31/15	150,000~	150,000	0	0.0003	0.0003	03/31/25	03/31/16	03/31/25
	06/30/15	150,000	0	150,000	0.0007	0.0007	06/30/25	06/30/16	06/30/25
	09/30/15	150,000	0	150,000	0.0009	0.0009	09/30/25	09/30/16	09/30/25
	12/31/15	150,000	0	150,000	0.0016	0.0016	12/31/25	12/30/116	12/31/25

Frankie Fruge	6/30/2007	250,000	250,000	0	0.25	0.25	6/30/2017	6/30/2008	6/30/2017
Director & President	6/30/2007	125,000	125,000	0	0.35	0.25	6/30/2017	6/30/2008	6/30/2017
	6/30/2007	125,000	125,000	0	0.45	0.25	6/30/2017	6/30/2008	6/30/2017
	12/30/2010	100,000	100,000	0	0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	4/15/2011	50,000	50,000	0	0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	50,000	50,000	0	0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0	0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000	0	0.15	0.15	6/30/2022	6/30/2013	6/30/2022

			Number		Exercise or Base Price of	Grant Date Fair Value of Stock
	Option	Number	Exercisable	Number	Option	in Option	Option	Number	Number
Name and	Grant	Granted	Date	Un-exercisable	Awards	Awards	Expiration	Exercisable	Un-exercisable
Position	Date	(1) (2)	Vested	Date Expires	($/Share)	($) (3)	Date	Date Vested	Date Expires

	9/28/2012	150,000	150,000	0	0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	150,000	0	0.08	0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000	150,000	0	0.08	0.08	3/31/2023	3/31/2014	3/31/2023
	6/30/2014	150,000	150,000	0	0.0045	0.0045	6/30/2024	6/30/2015	6/30/2024
	9/30/2014	150,000	150,000	0	0.0012	0.0012	9/30/2024	9/30/2015	9/30/2024
	12/31/2014	150,000	150,000	0	0.0017	0.0017	12/31/2024	12/31/2015	12/31/2024
	6/30/2014	150,000	150,000	0	0.0045	0.0045	6/30/2024	6/30/2015	6/30/2024
	9/30/2014	150,000	150,000	0	0.0012	0.0012	9/30/2024	9/30/2015	9/30/2024
	12/31/2014	150,000	150,000	0	0.0017	0.0017	12/31/2024	12/31/2015	12/31/2024
	03/31/15	150,000~	150,000	0	0.0003	0.0003	03/31/25	03/31/16	03/31/25
	06/30/15	150,000	0	150,000	0.0007	0.0007	06/30/25	06/30/16	06/30/25
	09/30/15	150,000	0	150,000	0.0009	0.0009	09/30/25	09/30/16	09/30/25
	12/31/15	150,000	0	150,000	0.0016	0.0016	12/31/25	12/30/116	12/31/25

Bruce Schames	4/4/2010	100,000	100,000	0	0.15	0.15	4/5/2012	4/5/2011	4/5/2012
CFO	6/29/2010	150,000	150,000	0	0.10	0.10	6/30/2020	6/30/2011	6/30/2020
	9/29/2010	150,000	150,000	0	0.09	0.09	9/30/2020	9/30/2011	9/30/2020
	12/30/2010	150,000	150,000	0	0.12	0.12	12/31/2020	12/31/2011	12/31/2020
	12/30/2010	75,000	75,000	0	0.12	0.12	12/31/2015	12/31/2011	12/31/2015
	3/31/2011	150,000	150,000	0	0.33	0.33	3/31/2021	3/31/2012	3/31/2021
	4/15/2011	20,000	20,000	0	0.22	0.22	4/15/2016	4/15/2012	4/15/2016
	6/30/2011	20,000	20,000	0	0.30	0.30	6/30/2016	6/30/2012	6/30/2016
	6/30/2011	150,000	150,000	0	0.29	0.29	6/30/2021	6/30/2012	6/30/2021
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	9/30/2012	12/22/2021
	12/22/2011	150,000	150,000	0	0.19	0.19	12/22/2021	12/22/2012	12/22/2021
	3/31/2012	150,000	150,000	0	0.18	0.18	3/31/2022	3/31/2013	3/31/2022
	6/30/2012	150,000	150,000	0	0.15	0.15	6/30/2022	6/30/2013	6/30/2022
	9/30/2012	150,000	150,000	0	0.13	0.13	9/30/2022	9/30/2013	9/30/2022
	12/31/2012	150,000	150,000	0	0.08	0.08	12/31/2022	12/31/2013	12/31/2022
	3/31/2013	150,000	150,000	0	0.08	0.08	3/31/2023	3/31/2014	3/31/2023
	6/30/2014	150,000	150,000	0	0.0045	0.0045	6/30/2024	6/30/2015	6/30/2024
	9/30/2014	150,000	150,000	0	0.0012	0.0012	9/30/2024	9/30/2015	9/30/2024
	12/31/2014	150,000	150,000	0	0.0017	0.0017	12/31/2024	12/31/2015	12/31/2024
	6/30/2014	150,000	150,000	0	0.0045	0.0045	6/30/2024	6/30/2015	6/30/2024
	9/30/2014	150,000	150,000	0	0.0012	0.0012	9/30/2024	9/30/2015	9/30/2024
	12/31/2014	150,000	150,000	0	0.0017	0.0017	12/31/2024	12/31/2015	12/31/2024
	03/31/15	150,000~	150,000	0	0.0003	0.0003	03/31/25	03/31/16	03/31/25
	06/30/15	150,000	0	150,000	0.0007	0.0007	06/30/25	06/30/16	06/30/25
	09/30/15	150,000	0	150,000	0.0009	0.0009	09/30/25	09/30/16	09/30/25
	12/31/15	150,000	0	150,000	0.0016	0.0016	12/31/25	12/30/116	12/31/25
James Hasson-Director	-	-	-	-	-	-	-	-	-

Dennis Dudzik - Director	-	-	-	-	-	-	-	-	-

* Refers to options that were re-priced, as authorized by the Board of Directors on June 30, 2013.

(1)	Any performance conditions with respect to the listed options have been satisfied, and therefore, each such option has been earned.

(2)	Each of the listed options vest one year from the date of grant.

(3)	We determined the grant date fair value of stock option awards using the methodology set forth in Footnote 10 to our Consolidated Financial Statements for the years ended December 31, 2015 and 2014.

Option Exercise and Stock Vesting

During 2015, none of the above named executive officers exercised any options, and 3 million executive officer and director options vested.

Compensation of the Board of Directors

The following table sets forth compensation to our non-employee directors during the year ended December 31, 2015 and 2014.

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock Awards ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Hasson	-	-	-	-	-	-
Dennis Dudzik	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series B Preferred Stock by each of our named Executive Officers and Board of Directors, and each shareholder who is known by us to own beneficially five percent (5%) or more of the outstanding stock of such class as of March 31, 2016. On March 31, 2016, there were 1,327,937,275 shares of common and 1,000 shares of Series B Preferred stock issued and outstanding.

Name and Address	Common Shares Beneficially Owned		%	Series B Pref. Shares Beneficially Owned		%
Harry Schoell, Chairman & Chief Technology Officer 601 NE 26th Ct. Pompano Beach, FL 33064	50,315,970	(1)	3.60%	797		80%

Frankie Fruge, President & Director 601 NE 26th Ct. Pompano Beach, FL 33064	19,834,206	(2)	1.42%	203		20%

Bruce Schames, CFO 601 NE 26th Ct. Pompano Beach, FL 3306	4,178,175	(3)	.30%	-		-

James Hasson Director 601 NE 26th Ct. Pompano Beach, FL 33064	-		-	-		-

Dennis Dudzik Director 601 NE 26th Ct. Pompano Beach, FL 33064	-		-	-		-

All Executive Officers as a Group (5 persons)	74,328,351		5.32%	-		-

TOTALS:	72,328,351		5.32%	1,000	*	100%

*	The 1,000 shares of Series B Preferred stock provide their holders a majority vote on all matters brought before the common stock shareholders.

(1)	Mr. Schoell’s total includes 2,350,000 vested common stock options, but excludes 450,000 unvested options awarded in 2015.

(2)	Ms. Fruge’s total includes 2,350,000 vested common stock options, but excludes 450,000 unvested options awarded in 2015.

(3)	Mr. Schames’ total includes 3,065,000 vested common stock options, but excludes 450,000 unvested options awarded in 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors considers all relevant available facts and circumstances.

We have an Operations Agreement dated July 2, 2007, with Schoell Marine, a company owned by Harry Schoell, providing office facility rental and equipment leasing, based upon cost and going market rates. At December 31, 2015, we owed to Schoell Marine $164,658, which is recorded as related party debt. The debt is callable at the discretion of Mr. Schoell. Through December 2015 we rented office space from Schoell Marine under this agreement at approximately $12.00/sf, which we believe to be at market rates.

As of December 31, 2015, we also had recorded $137,500 of accrued and deferred officer’s salaries to Mr. Schoell and Ms. Fruge, In 2014 $1,483,584 of previous deferred salary was converted to 18,544,800 shares of our common stock in 2014 and in 2015 $612,500 of deferred salary was forgiven. The accrued deferred salary can be paid to the officers if and when funds are available. These funds are accounted for as non-interest bearing notes due on demand.

In 2013, Mr. Schoell acquired a 5% equity stake in the Whe Gen subsidiary in exchange for 5 million shares of our common stock. In 2012, Mr. Schoell and Ms. Fruge each acquired a 2.5% equity interest in Cyclone Performance LLC for 1.5 million shares of our stock each.

Item 14. Principal Accountant Fees and Services

The following table shows what, Anton & Chia LLP, our independent auditing firm, billed for audit and other services for the years ended December 31, 2015, 2014. For 2013 and for the first three quarters of 2014, our independent auditing firm was Mallah Furman LLC.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees –Anton & Chia, LLP	$47,500	$47,500
Audit Fees –Mallah Furman	-	75,463
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	-	-
Total	$47,500	$122,963

Audit Fees—This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees —N/A

Tax Fees—N/A

Other Fees- This category reflects analysis of the accounting for the Advent business and contract acquisition.

Overview —Our Audit Committee reviews and, in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “Other Fees” were pre-approved by our Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. Our Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2015, and 2014	F-2

Consolidated Statements of Operations for the years ended December 31, 2015, and 2014	F-3

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2015, and 2014	F-5

Notes to Consolidated Audited Financial Statements	F-6

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2015, June 30, 2015 and March 31, 2015	F-22

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015	F-23

Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2015	F-24

Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2015	F-25

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31 2015,six months ended June 30, 2015, and nine months ended September 30 2015	F-26

Notes to Unaudited Condensed Consolidated Financial Statements	F-27

(b) Exhibits

Exhibit No.	Description
3.1 *	Articles of Incorporation, dated June 14, 2007

3.2 *	Certificate of Domestication, dated June 14, 2007

3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011

3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007

3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009

3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010

3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010

3.8*	By-Laws of Cyclone Power Technologies, Inc.

3.09*	Written Consent of the Shareholders in lieu of a Meeting, dated December 19, 2013 Amendment to the

3.10*	Articles of Incorporation of the Company, dated January 31, 2014

10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge

10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell

10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC

10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan

10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson

10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames

10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.

10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC

10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.

10.10*	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.

10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.

10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.

10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC

10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.

10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.

10.16*†	Cyclone Power Technologies, Inc. 2012 Stock Option Plan

10.161*†	Asset Purchase Agreement, dated December 20, 2011, between Cyclone Power Technologies, Inc. and Advent Power Systems, Inc.

10.17*	Private Placement Purchase Agreement, by and between Cyclone Power Technologies, Inc. and GEM Global Yield Fund Limited, dated July 6, 2012

10.18*	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.19*	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.20*	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.21*	$500,000 Promissory by and between Cyclone Power Technologies, Inc and JMJ Financial, dated April 3, 2013

10.22*	Securities Purchase Agreement, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.23*	Convertible Promissory Note, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.24*	Warrant to Purchase Shares of Common Stock, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.25††	Securities Purchase Agreement by and between the Company and TCA, with an effective date of September 1, 2013.

10.25.1††	Amended and Restated Systems Application License Agreement between the Cyclone Power Technologies, Inc. and Phoenix Power Group LLC, dated September 30, 2013 and finalized on October 7, 2013.

10.26*	Senior Secured Redeemable Debenture by and between the Company and TCA, with an effective date of September 1, 2013.

10.27*	Security Agreement by and between the Company and TCA, effective f September 1, 2013.

10.28*	Security Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.29*	Guaranty Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.30*	Securities Purchase Agreement by and between the Company and LG, with a signing date of November 21, 2013.

10.31*	Convertible Promissory Note by and between the Company and LG, with a signing date of November 21, 2013.

10.32*	Securities Purchase Agreement by and between the Company and GEL, with a signing date of December 3, 2013.

10.33*	10% Convertible Redeemable Promissory Note by and between the Company and GEL, with a signing date of December 3, 2013.

10.34*	Securities Purchase Agreement by and between the Company and Peak One, dated December 17, 2013.

10.35*	Debenture by and between the Company and Peak One, issued December 17, 2013.

10.36*	Registration Rights Agreement by and between the Company and Peak One, issued December 17, 2013.

10.37*	Debt Purchase Agreement by and between the Union Capital LLC, TCA Global Credit Master Fund, LP and the Company, dated February 28, 2014.

10.38*	10% Convertible Redeemable Note by and between the Company and Union Capital LLC, issued February 28, 2014.3

10.39**	Draw on JMJ note 10.21* of $50,000 issued, June 23, 2014.

10.40**	Resignation of President, Christopher Nelson, July 17, 2014.

10.41**	Resignation of Board Member, Joel Myersohn, July 17, 2014.

10.42**	Note Payable 2 year simple interest $50,000 at 6% between the Company and A. Nikitina, issued January 6, 2015.

10.43**	Legal Judgment by JSJ $175,000 for inability to convert note, May 8, 2015.

10.44**	Resignation of Board Member, Lew Jaffee, July 31, 2015.

10.45**	Warehouse lease agreement for one year with EZCP for 601 building, December 11, 2015.

10.46**	License agreement with mergered 3R and IBES, February 14, 2016.

10.47**	License agreement with G2E, May 1, 2016.

10.48**	Development agreement with FSDS and appendex, June 15, 2016.

10.49**	Engagement of Anton & Chia LLP as new auditors June 17, 2016.

10.50**	Promissory note, 2 months term, simple interest $4,000 at 4% between the Company and Chad Tendrich, issued July 6, 2016.

10.51**	Legal Judgment by Tonaquint for $166,000 plus interest for non- payment of a convertable warrant true up, July 13, 2016.

10.52**	Convertible promissory note 6 months term, simple interest $46,000 at 10% between the Company and Chad Tendrich, issued July 26, 2016.

10.53**	Promissory note 6 week term interest payable in stock, $27,000, between the Company and S D White issued Sept. 1,2016.

10.54**	Increase in authorized common shares to 4 billion from 2 billion-September 6 2016.

21 *	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer or Principal Executive Officer as stated under Florida Law Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

** Attached herewith.

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

Cyclone Power Technologies, Inc.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer
Dated:	March 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer
Dated:	March 20, 2017

By:	/S/ FRANKIE FRUGE
Frankie Fruge
President, (principal executive officer) and Director
Dated:	March 20, 2017

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)
Dated:	March 20, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Cyclone Power Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Cyclone Power Technologies, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015 and 2014 and the consolidated results of its operations, changes in its stockholders’ deficit, and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses from operations, negative cash flows from operations, and a stockholders’ deficit. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

March 16, 2017

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015, AND 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash	$-	$278
Inventory, net	323,508	469,043
Other current assets	587	16,076
Total current assets	324,095	485,397

PROPERTY AND EQUIPMENT
Property and equipment, net.	126,520	163,166

OTHER ASSETS
Patents, trademarks and copyrights, net	283,368	348,191
Other assets	8,062	2,762
Total other assets	291,430	350,953

Total Assets	$742,045	$999,516

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$3,221	$-
Accounts payable and accrued expenses	1,159,133	816,592
Accounts payable and accrued expenses-related parties	210,225	530,450
Notes and other loans payable-current portion	357,737	302,157
Derivative liabilities	383,482	440,184
Notes and other loans payable-related parties	321,334	880,317
Capitalized lease obligations-current portion	12,950	12,058
Deferred revenue and license deposits	148,031	122,627
Total current liabilities	2,596,113	3,104,385

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	36,939	45,642
Notes and other loans payable-net of current portion	50,000	-
Total non-current liabilities	86,939	45,642

Total Liabilities	2,683,052	3,150,027

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,388,669,532, and 861,315,576 shares issued and outstanding at December 31, 2015, and December 31, 2014 respectively.	138,864	86,129
Additional paid-in capital	56,621,826	55,026,213
Treasury Stock 317,000, and 0, shares, at December 31, 2015, and December 31, 2014 respectively, at cost.	(3,000)	-
Prepaid expenses with common stock	-	(28,459)
Stock subscription receivable	-	(6,000)
Accumulated deficit	(58,727,736)	(57,257,441)
Total stockholders’ deficit - Cyclone Power Technologies Inc.	(1,970,046)	(2,179,558)
Non controlling interest in consolidated subsidiaries	29,039	29,047

Total Stockholders’ Deficit	(1,941,007)	(2,150,511)

Total Liabilities and Stockholders’ Deficit	$742,045	$999,516

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC .

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31 2015, AND 2014

	2015	2014
REVENUES
Engine sales and design revenue	$-	$154,027
WheGen-License revenue	-	175,000

Total revenue	-	329,027

COST OF GOODS SOLD	-	88,807

Gross profit	-	240,220

OPERATING EXPENSES
Advertising and promotion
Retirement of demonstration equipment	-	85,583
Other advertising and promotion expenses	7,434	23,935
Total advertising and promotion	7,434	109,518
General and administrative
Retirement of patents & trademarks	28,530	8,602
Other general and administrative	624,573	1,881,550
Total general and administrative	653,103	1,890,152
Research and development
Retirement of equipment	-	93,053
Inventory reserve provision	192,000	80,000
Other research and development	275,610	845,499
Total research and development	467,610	1,018,552

Total operating expenses	1,128,147	3,018,222

Operating loss	(1,128,147)	(2,778,002)

OTHER (EXPENSE) INCOME
Other income (expense)
Loss provisions on Whe Gen subsidiary deconsolidation	-	(706,756)
Other income and (expense)	(50,000)	5,115
Derivative income (expense) -notes payable	56,702	(147,680)
Interest expense	(348,858)	(1,327,102)

Total other expense	(342,156)	(2,176,423)

Loss before income taxes	(1,470,303)	(4,954,425)
Income taxes	-	-

Net loss	$(1,470,303)	$(4,954,425)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	1,189,240,307	396,105,362

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2015

							Prepaid			Stockholders’	Non
							Expenses	Preferred		(Deficit)	Controlling
	Preferred				Additional		via	Stock		Cyclone	Interest	Total
	Stock B		Common Stock		Paid In	Treasury	Common	Subscription	Accumulated	Power	In Consol.	Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	(Deficit)	Tech. Inc.	Subsidiaries	(Deficit)

Balance, December 31, 2013	1,000	$-	272,679,942	$27,268	$48,644,132	$(1,706,217)	$(595,980)	$(6,000)	$(52,474,269)	$(6,111,067)	$818,943	$(5,292,124)

Amortization of expenses prepaid with common stock	-	-	-	-	-	-	421,687	-	-	421,687	-	421,687

Issuance of restricted shares for OID interest	-	-	357,142	36	10,678	-	-	-	-	10,714	-	10,714
			-	-
Issuance of restricted shares and options for employee and outside services	-	-	6,250,000	625	125,950	-	-	-	-	126,575	-	126,575

Sale of common stock	-	-	8,219,298	821	109,179	-	-	-	-	110,000	-	110,000

Repayment of debt and interest with common stock	-	-	496,323,413	49,631	1,093,016	-	-	-	-	1,142,647	-	1,142,647

Repayment of liabilities in common stock	-	-	40,450,000	4,045	130,088	-	-	-	-	134,133	-	134,133

Settlement of stock warrant liability	-	-	15,000,000	1,500	48,000	-	-	-	-	49,500	-	49,500

Conversion of officer salaries into common stock	-	-	20,313,416	2,031	666,281	-	-	-	-	668,312	-	668,312

Forgiveness of officers accrued salaries	-	-	-	-	956,762	-	-	-	-	956,762	-	956,762

Application of derivative liability for conversion of debt via common stock	-	-	-	-	1,013,163	-	-	-	-	1,013,163	-	1,013,163

Conversion of common stock warrants-cashless exercise	-	-	4,722,365	472	(472)	-	-	-	-	-	-	-

Deconsolidation of Whe Gen subsidiary	-	-	-	-	2,443,506	-	145,834	-	171,253	2,760,593	(789,896)	1,970,697

Cancellation of treasury stock	-	-	(3,000,000)	(300)	(209,700)	210,000	-	-	-	-	-	-

Repayment of shares loaned by stockholder	-	-	-	-	(4,370)	1,496,217	-	-	-	1,491,847	-	1,491,847

Net loss year ended December 31, 2014	-	-	-	-	-	-	-	-	(4,954,425)	(4,954,425)	-	(4,954,425)

Balance, December 31, 2014	1,000	-	861,315,576	86,129	55,026,213	-	(28,459)	(6,000)	(57,257,441)	(2,179,559)	29,047	(2,150,512)

Issuance of options for employee services	-	-	-	-	2,526	-	-	-	-	2,526	-	2,526

Forgiveness of officers accrued salaries	-	-	-	-	655,225	-	-	-	-	655,225	-	655,225

Foregiveness of accrued rent, interest & other expenses due an officer’s company	-	-	-	-	710,272	-	-	-	-	710,272	-	710,272

Forgiveness of employees accrued salaries	-	-	-	-	18,970	-	-	-	-	18,970	-	18,970

Repayment of debt and interest with common stock	-	-	424,853,956	42,485	88,370	-	-	-	-	130,855	-	130,855
	-	-	-	-	-	-	-	-	-	-	-	-
Repayment of liabilities in common stock	-	-	92,500,000	9,250	57,250	-	-	-	-	66,500	-	66,500

Loss on debt paid with common stock	-	-	-	-	50,000	-	-	-	-	50,000	-	50,000

Cancellation of stock subscription receivable	-	-	-	-	-	(3,000)	-	3,000	-	-	-	-

Write-off of stock subscription receivable	-	-	-	-	-	-	-	3,000	-	3,000	-	3,000

Repayment of shares loaned by stockholder	-	-	10,000,000	1,000	13,000	-	-	-	-	14,000	-	14,000
										-	-	-
Allocation of loses of subsidiaries to non controlling interests	-	-	-	-	-	-	-	-	8	8	(8)	-

Amortization of expenses prepaid with common stock	-	-	-	-	-	-	28,459	-	-	28,459	-	28,459

Net loss year ended December 31, 2015	-	-	-	-	-	-	-	-	(1,470,303)	(1,470,303)	-	(1,470,303)

Balance, December 31, 2015	1,000	-	1,388,669,532	$138,864	$56,621,826	$(3,000)	$-	$-	$(58,727,736)	$(1,970,047)	$29,039	$(1,941,008)

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31 2015, AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,470,303)	$(4,954,425)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	75,574	68,869
Loss provisions on deconsolidation of Whe Gen subsidiary	-	706,756
Provision for inventory reserve	192,000	80,000
Issuance of restricted common stock, options and warrants for services	2,526	126,575
Issuance of restricted common stock in settlement of common stock warrants	-	49,500
(Gain) loss from derivative liability-notes payable	(56,702)	147,680
Amortization of derivative debt discount	174,043	949,841
Loss on debt conversion via common stock	50,000	-
Original issue discount paid with stock	-	10,714
Write-off of former Whe Gen subsidiary and other trademarks	-	8,602
Write-off of stock subscription receivables	3,000	-
Amortization of prepaid expenses and interest via common stock & warrants	28,459	421,687
Amortization of original issue discount	-	68,964
Write-off of expired patents	25,894	-
Write-off of fixed assets	-	178,636
Loss on debt converson via common stock-net
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	150,000
(Increase) decrease in inventory	(46,465)	12,054
Decrease in other current assets	15,576	31,444
Increase in other assets	(5,387)	(19,999)
Cash overdraft	3,221	-
Increase in accounts payable and accrued expenses	483,129	530,235
Increase in accounts payable and accrued expenses-related parties	306,275	196,977
Increase in deferred revenue and deposits	25,404	6,505
Net cash used by operating activities	(193,756)	(792,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	-	(21,460)
Expenditures for property and equipment	-	(35,464)
Deconsolidaion of Whe Gen subsidiary net assets	-	336,816
Net cash used by investing activities	-	279,892

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(7,811)	(6,124)
Proceeds from notes and loans payable	50,000	515,000
Repayment of notes and loans payable	-	(120,615)
Proceeds from sale of common stock, net of direct offering costs	-	110,000
Proceeds from Whe Gen debt financing	-	350,000
Increase in related party notes and loans payable-net	151,289	84,148
Net cash provided by financing activities	193,478	932,409

Net increase in cash	(278)	(17,085)
Cash, beginning of period	278	17,363

Cash, end of period	$-	$278

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$14,491	$38,084
Payment of income tax in cash	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 92,500,000 shares of Common stock for accrued expenses	$66,500	$-
Issuance of 424,853,956 shares of Common stock for debt and interest repayment	$130,856	$-
Issuance of 20,313,416 shares of Common stock for repayment of related party payables	$-	$668,312
Issuance of 40,450,000 shares of Common stock for liabilities	$-	$134,133
Issuance of 496,323,413 shares of Common stock for debt and interest repayment	$-	$1,142,647
Application of derivative liabilities for conversion of debt via common stock	$-	$1,013,163
Value of shares repaid to stockholder	$14,000	$1,491,847
Forgiveness of deferred officers' salaries	$655,225	$956,762
Forgiveness of accrued rent, interest and other expenses due officer's company	$710,272	$-

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

In 2010, the Company established a subsidiary WHE Generation Corp. f/k/a, Cyclone-WHE LLC (the “WHE Subsidiary”, “WheGen”), to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2014 the Company has sold most of its ownership. The former subsidiary is currently non consolidated since the investment is below the 20% equity (see Note 15) .. In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run various vehicles and vessels utilizing the Company’s engine. As of December 31, 2015 and 2014, the Company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the consolidated financial statements. Effective September 30, 2014, Cyclone sold most of its investment in the WHE Subsidiary and as of December 31, 2014 retains approximately a 2 million share non controlling (below 20%) interest in the WHE Subsidiary. This investment was deconsolidated on September 30, 2014 and is currently recorded on the cost basis (see Note 15). The consolidated statements of operations and cash flows for the year ended December 31 2014 include the accounts of the WHE Gen through September 30, 2014.

The Company prepares its consolidated financial statements in conformity with account principles generally accepted in the United States (“U.S. GAAP”). The accounting principles utilized by the Company require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the periods. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of inventory, identifiable intangible assets and other long-lived assets, contracts, income taxes, derivative liabilities, and contingencies. Actual results could differ from these estimates.

The consolidated financial statements presented for the quarters ended March, June and September 31, 2015 are unaudited.

C. CASH

Cash includes cash on hand and cash in banks. At December 31, 2015 and 2014, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2015 and 2014, total anti-dilutive shares amounted to approximately 13.5 million and 14.7 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is not recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2012 through 2015.

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

The summary of annual fair values and changing values of financial instruments as of January 1, 2014 through December 31 2014 and January 1, 2015 through December 31, 2015 is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology

Derivative liabilities 2014	$484,479	$(44,295)	$440,184	3	Stochastic Process Forecasting Model

Derivative liabilities 2015	$440,184	$(56,706)	$383,482	3	Stochastic Process Forecasting Model

Please refer to Note 17 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the years ended December 31, 2015 and 2014 were $467,610 and $1,018,552, respectively.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This provides guidance for companies to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. This adoption has no impact on the financial reporting by the Company.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, or ASU 2015-03. ASU 2015-03 amends current presentation guidance by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted the provisions of ASU 2015-03 effective January 1, 2016. The adoption of ASU 2015-03 did not have a material impact our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases. This was provide guidance to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements. We are still in the process of evaluating the effect of adoption on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This addresses the accounting for share-based payment transactions and includes the recognition of the income tax effects of awards that vest or settle as income tax expense and clarification of the presentation of certain components of share-based awards in the statement of cash flows. We are still in the process of evaluating the effect of adoption on our consolidated financial statements and the effective date of application is 2018.

ASU No. 2015-17, “Balance Sheet Classification of Deferred Assets”, was issued by the FASB in November 2015, This required management to provide a classification of all deferred taxes as noncurrent assets or noncurrent liabilities. This ASU is effective for annual periods beginning after December 15, 2016. The Company does not anticipate this ASU will have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of December 31, 2015, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through December 31,2015. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $1.5 million for the year ended December 31, 2015, and $5.0 million for the year ended December 31, 2014. The cumulative deficit since inception is approximately $58.7 million, which is comprised of $26.4 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and net other expenses, and $32.3 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable for the years ended December 31, 2013, 2014 and 2015. The Company has a working capital deficit at December 31, 2015 of approximately $2.3 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Inventory principally consists of raw material engine parts, work in process engines, labor and overhead, net of realization, valuation and obsolescence reserves. In the aggregate it is stated at the lower of cost or market.

	December 31, 2015	December 31, 2014
Raw materials	$323,508	$323,121
Work in process	0	145,922
Total	$323,508	$469,043

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2015	December 31, 2014
Display equipment for trade shows	$6,270	$9,648
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	204,377	209,276
Total	304,569	312,846
Accumulated depreciation	(178,049)	(149,680)
Net property and equipment	$126,520	$163,166

Depreciation expense for the years ended December 31, 2015, and 2014 was $36,645, and $29,434, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2015, and 2014 were $283,368 and, $348,191, respectively. For the years ended December 31, 2015, and 2014 the Company capitalized $0, and $34,464, respectively, of expenditures related to these assets. In 2015, the Company recorded a net charge of $ 25,894 included in general and administrative expenses, for 6 expired international patents; the basic patents for the Cyclone technology is still protected. In 2014 the Company wrote off various trademarks for a net charge of $5,091.

As of December 31, 2015, the Company had 15 patents issued on its technology both in the U.S. and internationally. Pursuant to new US Patent Office regulations, upon approval, expired patents can be reestablished from inception.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the years ended December 31, 2015, and 2014 were $38,929 and $39,435 respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	December 31, 2015	December 31, 2014

12% convertible notes payable, net of discounts of $8,536 and $8,390 at December 31, 2015 and December 31, 2014, respectively, maturing at various dates from November 2013 through September 2016 (A)	$34,558	$70,378

10% convertible note payable, net of discount of $0 and December 31, 2015 and December 31, 2014, respectively, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable, net of discount of $40,614 and $43,207 at December 31, 2015 and December 31, 2014, respectively, maturing at various dates from May 2015 through February 2016 (C)	72,793	59,386

10% convertible notes payable, net of discount of $20,343 and $80 at December 31, 2015 and December 31, 2014, respectively, maturing at various dates from December 2015 through January 2016 (D)	29,223	40,657

10% convertible note payable, net of discount of $0 and $89,995 at December 31, 2015 and December 31, 2014 respectively, maturing at various dates from February 2015 through August 2015 ( E )	116,200	52,005

12% convertible notes payable, net of discount of $0 and $25,232 at December 31, 2015 and December 31, 2014 , respectively, maturing at various dates from April 2015 through May 2015 ( F )	85,000	59,768

10% note payable, $0 discount, maturing Feb. 3 2017	50,000	-
Total non related party notes –net of discounts	407,737	302,157

Less-Current Portion	357,737	-
Total non-current non related party notes –net of discount (accrued interest is included in accrued expenses)	$50,000	$302,157

(A)	Unamortized discount from derivative liabilities at December 31, 2015 is $46,762. The notes are in default.

(B)	Unamortized discount from derivative liabilities at December 31, 2015 is $31,001. This note is in default Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Tonaquint Inc. filed and received judgment and Company is negotiating a reduced settlement.

(C)	Unamortized discount from derivative liabilities at December 31, 2015 is $85,871. The notes are in default.

(D)	Unamortized discount from derivative liabilities at December 31, 2015 is $54,838. This note is in default.

(E)	Unamortized discount from derivative liabilities at December 31, 2015 is $144,124. The notes are in default.

(F)	Unamortized discount from derivative liabilities at December 31, 2015 is $78,244. The notes are in default August 2015, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received judgment and Company is seeking to arrange a settlement.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	December 31, 2015	December 31, 2014

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$117,734	$498,454
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	103,328	67,221
12% non-collateralized loans from officer and shareholder, payable on demand	20,178	15,516
Accrued Interest	80,094	299,126
Total current related party notes, inclusive of accrued interest	$321,334	$880,317

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. The note was secured by a UCC-1 filing on the Company’s patents and patent applications, which expired and has not been renewed. For the years December 31, 2015 and 2014, $0 and $8,100 of principal was paid on the note balance, respectively.

In June 2015, Schoell Marine forgave $710,272 of principle and accrued interest on the note.

During the last quarter of 2014, the Company’s Chairman and co-founder loaned 10 million shares of Company common stock, valued at approximately $14,000, which were reissued pursuant to various debt covenants. These shares have been presented as value of shares loaned by stockholder in the accompanying consolidated balance sheets. These shares were returned to the Chairman in March 2015.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease, which is part of the Company’s Operations Agreement with Schoell Marine, provides for the Company to pay an annual rent of $60,000. Schoell Marine sold the building in December of 2015 and the lease was transferred to the new owner. The lease period ends December 2016 with a 1 year renewal at the company’s option, and a 2% rate increase. Occupancy costs for the years ended December 31, 2015, and 2014 were $ 60,000 and $62,964, respectively.

B. DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of December 31, 2015, and December 31, 2014 are $137,500, and $475,000, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

In June 2015, the principle officers of the Company forgave $612,500 of deferred compensation.

In January 2014, four of the Company’s executive management converted $668,312 in deferred salary into 20,313,416 shares of restricted common stock, and forgave $956,762 in deferred salary as contributed capital. This forgiveness of deferred salary was recorded as additional paid in capital in the accompanying consolidated balance sheet at December 31, 2014.

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

NOTE 9 – STOCK TRANSACTIONS

During the year ended December 31, 2015, the Company:

a-	Issued 92,500,000 shares of restricted common stock valued at $116,500 for payment of $66,500 of liabilities and incurred a $50,000 loss on this debt payment.

b-	Amortized (based on vesting) $2,526 of common stock options for employee services.

c-	Issued 424,853,956 shares of common stock valued at $130,855 as repayment of debt and related interest expense.

d-	Repaid a loan of 10,000,000 shares of stock from the Company’s Chairman and co-founder. which had been reissued pursuant to various debt covenants that had to be covered with stock.

During the year ended December 31, 2014, the Company:

a-	Issued 4,722,365 shares of common stock in a cashless exercise of warrants.

b-	Amortized (based on vesting) $10,400 of common stock options for employee services.

c-	Issued 496,323,413 shares of common stock valued at $1,142,647 as repayment of debt and related interest expense. .

d-	Issued 20,313,416 shares of restricted common stock, valued at $668,312 in conversion accrued officers salaries. Additionally, $956,762 of accrued officers salaries were forgiven.

e-	Sold 8,219,298 shares of common stock for $111,829

g-	Issued 6,250,000 shares of restricted common stock, valued at $116,175 for services

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, the company issued 1,800,000 common stock options, valued at $405 (pursuant to the Black Scholes valuation model) ) that are exercisable into shares of common stock at an average exercise price of $.0009 and with a maturity life of 10 years. For the years ended December 31, 2015, and December 31, 2014 the amortization of stock options was $ 2,526 and $10,400, respectively. The unamortized balance at December 31 2015 was $1,232.

A summary of the common stock options for the period from December 31, 2013 through December 31, 2015 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2013	9,740,000	$0.129	5.5
Options issued	1,350,000	.002	9.8
Options exercised	-	-	-
Options cancelled	-	-	-
Cancelled-old	-
Balance, December 31, 2014	11,090,000	$0.123	6.0
Options issued	1,800,000	0.0009	9.6
Options exercised	-	-
Options cancelled	(510,000)	(.12)	-
Cancelled-old	-
Balance, December 31, 2015	12,380,000	$0.11	5.8

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance December 31, 2015	10,580,000	$.128	5.1
Additional vesting by March 31, 2016	450,000	.0003	9.0

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Risk free interest rate	.89% -1.31%	.67% -1.32%
Expected volatility	102% - 131%	63% - 89%
Expected term	3	2-4
Expected dividend yield	0%	0%
Average value per options and warrants	$ .0003 -$.0016	$ .001 - $ .017

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

B. COMMON STOCK WARRANTS

During the year ended December 31, 2015, 2,508,692 warrants with an average exercise price of $.148 expired.

A summary of outstanding vested warrant activity for the period from December 31, 2013 to December 31, 2015 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2013	16,097,798	$0.057	2.85
Warrants exercised-cashless	(9,037,230)	(0.017)
Warrants issued	2,838,048	0.111	3.92
Warrants expired	(2,861,251)	(.166)
Warrants cancelled	(3,403,673)	(.011)
Warrants re-priced:

Cancelled – old	(1,190,625)	(0.020)
Re-Priced	1,190,625	0.011
Balance, December 31, 2014	3,633,692	$0.074	0.89
Warrants exercised-cashless
Warrants issued
Warrants expired	(2,508,692)	(.148)
Warrants cancelled
Warrants re-priced:

Cancelled – old
Re-Priced
Balance, December 31, 2015	1,125,000	$0042	2.05

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31, 2015		Year ended December 31, 2014
Tax benefit at U.S. statutory rate	$235,276	34%	$1,361,148	34%
State taxes, net of federal benefit	27,679	4	160,135	4
Change in valuation allowance	(262,955)	(38)	(1,521,283)	(38)
	-	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and December 31, 2014 consisted of the following:

Deferred Tax Assets	December 31, 2015	December 31, 2014
Net Operating Loss Carry-forward	$9,924,492	$9,410,367
Deferred Tax Liabilities	(795,805)	(382,260)
Net Deferred Tax Assets	9,128,687	9,028,107
Valuation Allowance	(9,128,687)	(9,028,107)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2015, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $21.4 million that may be offset against future taxable income through 2035. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

At December 31, 2014, the Company acquired $37,158 of equipment via capitalized leases at interest rates ranging from 6.9% to 10.0%. In December 2013, the Company acquired $8,408 of equipment via capitalized lease obligations at an interest rate of 15.5%. Total lease payments made for the year ended December 31, 2015 were $7,811. The balance of capitalized lease obligations payable at December 31, 2015, and December 31, 2014 were $49,889 ,and $57,700, respectively. Future lease payments are:

2016	$12,950
2017	14,382
2018	11,984
2019	8,551
2020	2,022
$49,889

B. LEASE ON ADDITIONAL FACILITIES

In August, 2015, the Company terminated the lease for 2,000 square feet of additional space. The related lease expense for the years ended December 31, 2015 ,and 2014 was $10,424, and $18,129, respectively.

Commencing January 2014, the WHE Generation Corp. accrued $1,000 in monthly rent (inclusive of utilities, taxes and shared office assistance) to Precision CNC as part of the joint facility / manufacturing arrangement, and effective July 2014 rent increased to $2,500 per month. The rent expense for the nine months ended September 30. 2014 (up until deconsolidation) recorded by WHE-Gen was $ 13,957.

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

Christopher Nelson, former President and General Counsel, resigned his positions effective July 17, 2014 as President and General Counsel of the Company and elected to forgo any salary and benefits subsequent to May 31 2014 from Cyclone Power Technologies Inc. Effective July 31, 2014, Mr. Nelson signed an employment agreement with WHE-Generation Corp. as the Chief Executive Officer. For the period through December 31, 2014, $70,165 was recorded as officer compensation by WHE-Generation Corp.

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of December 31, 2015, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – DECONSOLIDATION OF WHE SUBSIDIARY

The Company sold most of its 73.72% investment in the WHE subsidiary to a company formed by Cyclone’s former President and a Board of Director member and effective September 30, 2014 under separation and stock repurchase agreements dated July 17, 2014 and September 30, 2014, respectively. Under the agreements, as of December 31, 2014, the Company retained approximately a 2.1 million share non-controlling investment (below 20%) The WHE subsidiary has been deconsolidated due to the loss of control. The difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date of the transaction was of $2,443,506, is recorded in Additional Paid in Capital and its remaining investment in the WHE subsidiary was recorded at the fair value of the WHE common stock held by the Company, which was $556,756 as of September 30, 2014. The Company provided an allowance for the full $556,756 due to the uncertainty of investment being realized. This is included in Other income/( expense) on the December 31, 2014 Income Statement.

As part of the separation agreement Whe Gen paid to the company $350,000, and is to pay $150,000 for the remainder of the company’s investment sold. Due to the continued cumulative losses of Whe Gen, the Company provided an allowance for uncollectable accounts for the full $150,000 amount due. This provision is included in Other income/( expense) on the December 31, 2014 Income Statement.

Whe Gen also paid to TCA Global Master Credit Fund LP, the Company’s senior secured creditor, approximately $78,000 to fully retire that debenture and release all of the Company’s assets from its security interest. Whe Gen also paid to the Company an additional $24,000 in reimbursements, and transferred back to Cyclone 3,000,000 shares of treasury stock in Cyclone (valued at $210,000). Whe Gen also assumed a $50,000 liability, deferred revenue of approximately $10,000 and accepted the responsibility to complete an engine delivery contract (previously recorded as $290,000 deferred revenue by the Company) . The Company forgave an intercompany receivable of approximately $85,000. Additionally, the Company satisfied a liability of $17,550 via transferring 65,000 shares of its WheGen shares.

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

In connection with the Agreement, the Company and WheGen also amended its 2010 License Agreement (the “License”) to provide the Company with an initial non refundable license fee of $175,000 and on-going 5% royalties from Whe Gens sale of engines utilizing the licensed technology. This License is 20 years with two 10-year extensions. It is worldwide in territory and exclusive for the specific applications of stationary waste heat recovery (WHR) and waste-to-power (WtP).

The total losses of the WheGen subsidiary for the nine months ended September 30, 2014, for the year ended December 31, 2013 and cumulatively since inception were $696,831 and $157,266, and $ 854,097 respectively. These losses were fully borne by the Company and are included in net loss in the consolidated statements of operations.

In 2015, Whe Gen gave the company 625,000 of Whe Gen common stock in settlement of the $150,000 receivable noted above. In the second quarter of 2016, the company sold its total investment of approximately 2.7 million Whe Gen shares and at which time the Company recorded a gain of $44,000, the amount paid for the shares by a third party.

NOTE 16 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of December 31, 2015, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. In 2015 another customer advanced $25,000 as a deposit towards progress payments on a $80,000 contract for engines currently estimated to be delivered in 2017.

NOTE 17 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the years ended December 31, 2015 and 2014 the Company entered into convertible note agreements (subject to derivative accounting treatment) in the aggregate amounts of $0, and $855,800, respectively The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the consolidated statements of operation.

The Company recorded derivative liabilities of $0 and $810,527 with a discount offset against the underlying loan, during the years ended December 31, 2015 and 2014, respectively.

In the year ended December 31, 2015, the Company recorded a $174,043 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $0 in additional paid in capital pursuant to conversion of convertible notes to common stock, and a $56,702 of derivative gain related to adjusting the derivative liability to fair value. At December 31, 2015, the derivative related fair value of debt was $383,482.

In the year ended December 31, 2014, the Company recorded a $935,128 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $1,0013,062 in additional paid in capital pursuant to conversion of convertible notes to common stock, and $147,680 of derivative loss related to adjusting the derivative liability to fair value. At December 31, 2014, the derivative related fair value of debt was $440,184.

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

	Year Ended December 31, 2015	Year Ended December 31, 2014
Volatility	103%- 343%	96% - 276%
Risk Free Rate	.01% - .28%	.02% - 1.07%
Expected Term (years)	0 – 1.05	0 –4.2
Dividend Rate	0%	0%

NOTE 18 – LITIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at December 31 2015, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

In August 2015, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company is seeking to arrange a settlement. As at December 31, 2015, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

In 2014 Penton Learning Center filed a small claim for cancellation of exhibitor space against Cyclone. Penton and Cyclone reached a $4,500 settlement in 2015 and it was paid in full in 2015.

In 2015 Silest filed a small claim for rent due on storage facility against Cyclone (included in accounts payable). Silest and Cyclone reached a settlement and paid in full in 2016.

NOTE 19 – SUBSEQUENT EVENTS

In the second and third quarters of 2016, the Company engaged in the following transactions:

a-	The Company issued 3 million shares of common stock value at $5,700 for services.

b-	The company issued approximately 45.7 million shares of common stock valued at approximately $82,000 pursuant to the final settlement of a liability.

c-	The Company has placed purchase orders for the pre production manufacturing of 5 Mark 3 engines to test application and integration with customers’ systems.

d-	In recognition of the declining market value and low market volume, the company sold all of its investment in Q 2 Power Technologies for $44,000.

e-	The Company issued 80,000 million shares of common stock valued at $216,000 pursuant to the conversion of a liability.

Effective September 1, 2016, the company raised the authorized common stock to 4,000,000,000 shares pursuant to debt conversion requirements. This authorized share increase was retroactively reflected on the December 31, 2015 and 2014 Balance Sheets.

G2E, S.A.P.I. de C.V. ( of Mexico) has signed a Systems Application Agreement and an Engineering Development Agreement with Cyclone Power Technologies. These agreements will formulate over the next 6 months a beta Solar site that will be developed using Cyclone’s solar panels, Cyclone’s Thermal Storage Unit and the Cyclone engine to produce 24/7 electrical power from the energy of Solar. The Systems Application License Agreement allows G2E the rights to build and sell the solar systems, excluding military, in Latin America, New Zealand, and Australia.

3R Denmark (“3R”) has accepted and approved their Mark 3, 25HP Cyclone Engine and is ready for integration with their Boiler Systems for combined heat and power (CHP). 3R DENMARK has a distribution agreement to use the Cyclone Power Engines for the specific uses of fuel to power in their unique boiler system being manufactured in China. In September 2016, 3R merged into Integrated Biomass Energy System, FZ-LLC (“IBES”) a United Arab Emirates corporation .

Through 2016, the company collected contract progress payments and contract deposits of $170,000.

Through 2016, the company received funds of approximately $100,000 from traditional, non derivative related debt.

In June 2016 Falck Schmidt Defense Systems (“FSDS”) of Denmark has signed an exclusive Engineering Development Agreement which provides for the development of a militarized 10 Kw auxiliary power unit (APU) for worldwide military applications. FSDS will be the exclusive worldwide distributor for both military and aerospace power applications, FSDS is to purchase engines from the company or will pay a license or royalty fee for manufacture. Additionally the contract employs the company as a R&D arm of FSDS.

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2015, JUNE 30, 2015 AND MARCH 31, 2015

(UNAUDITED)

	September 30, 2015	June 30, 2015	March 31, 2015

ASSETS

CURRENT ASSETS
Cash	$-	$-	$7
Inventory, net	455,510	515,460	514,801
Other current assets	712	837	962
Total current assets	456,222	516,297	515,770

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	312,846	312,846	312,846
Accumulated depreciation	(177,247)	(168,174)	(158,927)
Net property and equipment	135,599	144,672	153,919

OTHER ASSETS
Patents, trademarks and copyrights	579,067	579,067	579,067
Accumulated amortization	(260,119)	(250,413)	(240,707)
Net patents, trademarks and copyrights	318,948	328,654	338,360
Other assets	2,761	2,761	2,761
Total other assets	321,709	331,415	341,121

Total Assets	$913,530	$992,384	$1,010,810

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash overdraft	$3,026	$1,228	$-
Accounts payable and accrued expenses	1,107,811	$1,037,541	989,124
Accounts payable and accrued expenses-related parties	126,475	42,725	614,200
Notes and other loans payable-current portion	341,201	325,225	271,555
Derivative liabilities	451,590	450,995	457,838
Notes and other loans payable-related parties	284,003	247,335	906,656
Capitalized lease obligations-current portion	12,826	12,646	12,205
Deferred revenue and license deposits	148,030	147,627	122,627
Total current liabilities	2,474,962	2,265,322	3,374,205

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	38,143	39,800	44,125
Notes and other loans payable-net of current portion	50,000	50,000	50,000
Total non-current liabilities	88,143	89,800	94,125

Total Liabilities	2,563,105	2,355,122	3,468,330

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2015 June 30, 2015 and September 30, 2015, respectively.	-	-	-

Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,327,937, 1,327,937 and 1,388,669,532 shares issued and outstanding at March 31, 2015, June 30, 2015 and Seot. 30,2015, respectively.	138,865	132,792	231,792
Additional paid-in capital	56,621,427	56,617,055	55,231,719
Stock subscription receivable	(6,000)	(6,000)	(6,000)
Accumulated deficit	(58,432,914)	(58,135,632)	(57,845,078)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(1,678,622)	(1,391,785)	(2,387,567)
Non controlling interest in consolidated subsidiaries	29,047	29,047	29,047

Total Stockholders' Deficit	(1,649,575)	(1,362,738)	(2,358,520)

Total Liabilities and Stockholders' Deficit	$913,530	$992,384	$1,109,810

The accompanying notes are an integral part of these condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2015	2014

REVENUES	$-	$-

COST OF GOODS SOLD	-	27,000

Gross profit	-	(27,000)

OPERATING EXPENSES
Advertising and promotion	254	7,605
General and administrative	271,579	437,739
Research and development	106,927	124,180

Total operating expenses	378,760	569,524

Operating loss	(378,760)	(596,524)

OTHER (EXPENSE) INCOME
Other (expense)	(50,000)
Derivative (expense) -notes payable	(17,654)	(55,158)
Interest (expense)	(141,223)	(445,351)

Total other (expense)	(208,877)	(500,509)

Loss before income taxes	(587,637)	(1,097,033)
Income taxes	-	-

Net loss	$(587,637)	$(1,097,033)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	972,124,660	261,282,936

 See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$-	$140,527	$-	$140,527

COST OF GOODS SOLD	-	85,877	-	58,877

Gross margin	-	54,650	-	81,650

OPERATING EXPENSES
Advertising and promotion	434	13,170	180	5,565
General and administrative	401,014	980,516	129,435	542,777
Research and development	188,164	316,817	81,237	192,637

Total operating expenses	589,612	1,310,503	210,852	740,979

Operating loss	(589,612)	(1,255,853)	(210,852)	(659,329)

OTHER (EXPENSE) INCOME
Other income (expense)	(50,000)	-	-	-
Derivative (expense) -notes payable	(10,811)	(179,509)	6,843	(124,351)
Interest (expense)	(227,854)	(851,975)	(86,631)	(406,624)

Total other (expense)	(288,665)	(1,031,484)	(79,788)	(530,975)

Loss before income taxes	(878,277)	(2,287,337)	(290,640)	(1,190,304)
Income taxes	-	-	-	-

Net loss	$(878,277)	$(2,287,337)	$(290,640)	$(1,190,304)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,082,119,889	291,288,247	1,327,937,290	353,877,991

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2015	2014	2014	2014

REVENUES
Engine sales and design revenue	$-	$140,527	$-	$-
Whe Gen license revenue		175,000		175,000

Total revenue	-	315,527	-	175,000

COST OF GOODS SOLD	-	85,877	-	-

Gross margin	-	229,650	-	175,000

OPERATING EXPENSES
Advertising and promotion	2,934	19,390	2,500	6,220
General and administrative	526,241	1,606,575	125,227	626,059
Research and development	291,769	713,237	103,605	396,420

Total operating expenses	820,944	2,339,202	231,332	1,028,699

Operating loss	(820,944)	(2,109,552)	(231,332)	(853,699)

OTHER (EXPENSE) INCOME
Other income (expense)	(50,000)	(706,756)	-	(706,756)
Derivative (expense) -notes payable	(11,406)	(148,289)	(595)	31,220
Interest (expense)	(293,123)	(1,133,133)	(65,269)	(281,158)

Total other (expense)	(354,529)	(1,988,178)	(65,864)	(956,694)

Loss before income taxes	(1,175,473)	(4,097,730)	(297,196)	(1,810,393)
Income taxes	-	-	-	-

Net loss	$(1,175,473)	$(4,097,730)	$(297,196)	$(1,810,393)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,145,656,355	335,841,941	1,346,156,963	525,746,233

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended		Six Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,
	2015	2014	2015	2014	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(587,637)	$(1,097,033)	$(878,277)	$(2,287,337)	$(1,175,473)	$(4,097,730)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation and amortization	19,078	17,284	38,031	34,569	56,810	54,864
Loss provisions on deconsolidation of Whe Gen subsidiary	—	—	—	—	—	706,756
Provision for Inventory reserve	—	—	—	—	—	80,000
Issuance of restricted common stock, options and warrants for services	62,084	54,572	62,953	109,759	63,377	109,579
Issuance of restricted common stock in settlement of common stock warrants	—	—	—	—	—	49,500
Loss on debt paid with common stock	50,000	—	50,000	—	50,000	—
Amortization of prepaid interest expenses via common stock & warrants	28,459	—	28,459	—	28,459	—
Loss from derivative liability-notes payable	17,654	55,158	10,811	179,509	11,406	148,289
Interest paid with common stock	11,372	—	11,371	—	12,394	—
Amortization of derivative debt discount	78,861	297,929	132,531	602,805	157,507	816,308
Original issue discount paid with stock	—	10,714	—	10,714	—	10,714
Amortization of prepaid expenses via common stock & warrants	—	177,435	—	324,854	—	434,724
Amortization of original issue discount	—	14,095	—	37,385	—	47,652
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(45,759)	(99,764)	(46,417)	(15,608)	13,533	(30,521)
Increase in other current assets	15,116	12,358	15,240	22,169	15,365	(36,731)
Increase in bank overdraft	—	—	1,228	—	3,027	—
Increase in accounts payable and accrued expenses	177,782	126,577	226,286	300,091	315,437	567,266
Increase in accounts payable and accrued expenses-related parties	83,750	102,674	186,470	199,232	361,522	183,539
Increase in deferred revenue and deposits	—	255	25,000	255	25,403	6,505
Net cash used by operating activities	(89,240)	(327,746)	(136,314)	(481,603)	(61,233)	(949,286)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	—	—	—	(10,610)	—	(19,465)
Expenditures for property and equipment	—	—	—	—	—	(34,913)
Deconsolidation of Whe Gen subsidiary, Net assets	—	110,000	—	110,000	—	436,816
Net cash used by investing activities	—	110,000	—	99,390	—	$(382,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(1,370)	(1,569)	(5,254)	(3,482)	(6,731)	(4,779)
Proceeds from notes and loans payable	50,000	240,000	50,000	440,000	50,000	515,000
Repayment of notes and loans payable	—	(38,615)	—	(38,615)	—	(38,615)
Proceeds from Whe Gen debt financing	—	—	—	—	—	350,000
Increase in related party notes and loans payable-net	40,339	7,626	91,290	9,884	17,686	24,199
Net cash provided by financing activities	88,969	207,442	136,036	407,787	60,955	$845,805

Net (decrease) increase in cash	(271)	(10,304)	(278)	25,574	(278)	288,957
Cash, beginning of period	278	17,363	278	17,363	278	17,363

Cash, end of period	$7	$7,059	$—	$42,937	$—	$306,320

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$10,869	$25,121	$11,372	$38,084	$13,836	$46,055
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 40,000,000 shares of Common stock for liability settlement	$14,000	$—	$14,000	$—	$14,000	$—
Issuance of 5,250,000 shares of Common stock pursuant to prior year common stock price guarantees	$52,500	$—	$52,500	$—	$52,500	$—
Issuance of 328,161,744 shares of Common stock for debt repayment	$109,462	$—	$109,462	$—	$—	$—
Issuance of 35,959,970 shares of Common stock for debt interest	$11,372	$—	$11,372	$—	$—	$—
Issuance of 328,707,198 shares of Common stock for debt repayment	$—	$—	$—	$—	$118,462	$—
Issuance of 42,146,758 shares of Common stock for debt interest	$—	$—	$—	$—	$12,392	$—
Issuance of 20,313,416 shares of Common stock for repayment of related party payables	$—	$668,312	$—	$668,312	$—	$668,312
Issuance of 2,050,000 shares of Common stock for accrued expenses	$—	$—	$—	$93,000	$—	$93,000
Issuance of 1,750,000 shares of Common stock for accrued expenses	$—	$75,000	$—	$—	$—	$—
Issuance of 399,038,505 shares of Common stock for debt repayment	$—	$—	$—	$—	$—	$1,048,232
Issuance of 9,989,872 shares of Common stock for debt interest	$—	$—	$—	$—	$—	$32,322
Issuance of 117,424,952 shares of Common stock for debt repayment	$—	$—	$—	$740,872	$—	$—
Issuance of 3,190,859 shares of Common stock for debt interest	$—	$—	$—	$25,507	$—	$—
Issuance of 21,567,656 shares of Common stock for debt repayment	$—	$285,317	$—	$—	$—	$—
Issuance of 983,859 shares of Common stock for debt interest	$—	$12,616	$—	$—	$—	$—
Value of shares repaid to stockholder	$—	$1,496,217	$—	$1,496,217	$—	$1,496,217
Foregiveness of deferred officer's salaries	$—	$—	$655,225	$956,762	$655,225	$956,762
Foregiveness of accrued rent, interest & other expenses due officer's company	$—	$—	$710,272	$—	$710,272	$—
conversion of convertible debt	$—	$—	$—	$—	$—	$954,641
Cancellation of treasury stock	$—	$—	$—	$—	$—	$210,000

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the above annual reports for the years ended December 31, 2015 and December 31, 2014

The accounting principles utilized by the Company require the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the periods. On an on-going basis, the Company reviews and evaluates its estimates and assumptions, including, but not limited to, those that relate to the realizable value of inventory, identifiable intangible assets and other long-lived assets, contracts, income taxes, derivative liabilities, and contingencies. Actual results could differ from these estimates.

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $4.1 million for the nine months ended September 30, and the cumulative deficit since inception to September 30, 2015 is approximately $ 58.4 million,. The Company has a working capital deficit at September 30, 2015 of approximately $2 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The ability of the Company to continue as a going concern is dependent on management’s plans which include continuation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt and advances from strategic partners and deferred payments to related parties.

NOTE 2 – RELATED PARTY TRANSACTIONS

In June 2015, Company’s officers forgave $655,225 in accrued salaries and the Chairman of the Board forgave an additional $710,272 in accrued rent, interest and other expenses. These expenses are recorded as salary, rent, interest, etc. and the forgiveness is record as additional paid in capital. In addition, cumulatively, for the nine months ended September 30, 2015, related party debt, accounts payable, and accruals increased $379,208.

Results of Operations (unaudited)

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. The Company had no revenues in the quarters ended March 31 2015 and March 31, 2014.

Gross Margin. In the quarter ended March 31, 2015, the company has no gross margin and in the quarter ended March 31, 2014, the Company had a $27,000 charge to cost of goods sold, for a variance of $27,000 or 100%. The 2014 charge was reflective of estimated additional costs on the US Army contract.

Operating Expenses. Operating expenses incurred for the quarter ended March 31, 2015 were $378,760 as compared to $569,524 for the same period in the previous year, a reduction of $190,764 or 33%. The majority of the decrease was due to a reduction in General and Administrative expenses of $166,160 (38%): lower stock issuance for services, timing of patent maintenance fees and the 2014 resignation of former company president. Research and Development expenses were lower by $17,253 or 14%, reflective of the sale and spin-off of the Whe Gen subsidiary.

Operating Loss. The operating losses for the quarters ended March 31, 2015 and 2014 were $378,760 and $596,524, respectively, a reduced loss of $217,764 or 36%, due to the factors outlined above.

Other Expense. Other expense for the quarter ended March 31, 2015 was $208,877 versus $ 500,509 for the same period in the prior year, a reduction of $291,632 or 58%. , The 2015 other expenses included $62,362 of interest expense, $78,861 of derivative accounting related interest charges and a loss of $50,000 from debt settled with common stock.

Net other expenses for the quarter ended March 31, 2014 was $500,509, due to $147,422 of interest expense attributable to increase debt levels, derivative accounting related interest charges of $ 297,929 and derivative related expenses of $55,158 adjusting debt to fair value.

Net Loss and Loss per Share. The net loss for the quarter ended March 31, 2015 was $587,637, compared to a net loss of $1,097,033 for the same period in the previous year. The decreased loss of $509,396 or 46% is related to the other factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and prior quarter.

Liquidity and Capital Resources

At March 31, 2015, the net working capital deficiency was $2,858,435 as compared to a deficiency of $2,618,988 at December 31, 2014, an increase of $239,447 or 9.1%.

For the three months ended March 31, 2015, cash decreased by $271. This is reflective of funds used by the net loss of $587,637 and the $45,759 increase in inventory. Funds were provided by debt proceeds of $50,000, higher accounts payable and accrued expenses of $177,782 and an increase of $83,750 in related party payables and accrued expenses. Non-cash charges for the three months were from the issuance of common stock, warrants and options for services of $62,084, amortization of prepaid expenses paid with common stock of $28,459, $78,861 of derivative debt discount amortization, and a $50,000 loss recognized by settling debt with common stock.

For the three months ended March 31, 2014, cash decreased by $10,304. This is reflective of funds used by the net loss of $1,097,033 and the $99,764 increase in inventory. Funds were provided by the sale of common stock of $110,000, debt proceeds of $240,000, higher accounts payable and accrued expenses of $126,577 and an increase of $102,674 in related party payables and accrued expenses. Non-cash charges for the three months were from the issuance of common stock, warrants and options for services of $54,572, amortization of prepaid expenses paid with common stock of $177,435, derivative expenses related to debt valuation of $55,158 and $297,929 of derivative debt discount amortization (charged as interest expense).

Results of Operations (unaudited)

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. The company had no revenue for the three months ended June 30, 2015 versus $140,527 in the same period of the previous year, a variance of $ 140,520 or 100%. The revenue in the quarter ended June 30, 2014 was from the successful completion of the US Army Contract.

Gross Margin. The company had no gross margin in the three months ended June 30 215 versus a gross profit for the quarter ended June 30, 2014 of $81,650, a variance of $ 81,650 or 100%. The 2014 gross margin is primarily attributable to the completion of the US Army contract.

Operating Expenses. Operating expenses incurred for the quarter ended June 30, 2015 were $ 210,882 as compared to $740,979 for the same period in the previous year, an decrease of $569,524 or 72%. The decrease was due to a decrease in Research and Development expenses of $111,400 or 58%, reflective of the sale and spin off of the Whe GEN subsidiary and reduction in engine development associated costs. Also, General and Administrative expenses decreased by $ 413,342 (76%) primarily from lower professional and consulting expenses, stock issued for services and timing of patent maintenance fees.

Operating Loss. The operating losses for the quarters ended June 30, 2015 and 2014 were $ 210,852 and $659,329 respectively, a decreased loss of $448,477 or 68%, due to the factors outlined above.

Other Income (Expense) Net other expense for the quarter ended June 30, 2015 was $79,788 versus $ 530,975 for the same period in the previous year, a reduction of $451,187 or 85% , The 2015 expenses are primarily due to interest expense of $32,961 and derivative accounting related interest charges of $53,670.

Net other expense for the quarter ended June 30, 2014 was $530,975, which included $101,748 of debt related interest derivative accounting related interest charges of $304,876 and derivative related expenses of $124,351 adjusting debt to fair value.

Net Loss and Loss per Share. The net loss for the quarter ended June 30, 2015 was $ 290,640 compared to a net loss of $1,190,304 for the same period in the previous year, a decreased loss of $899,664 or 76% related to the factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. The company had no revenue for the six months ended June 30, 2015 compared to $140,527 in the comparable period of the previous year, a variance of $140,527 or 100% . The 2014 revenue was from the successful completion of the US Army Contract.

Gross Margin. The company had no gross margin in the six months ended June 30 2015 versus a gross margin for the six months ended June 30, 2014 of $54,650, a variance of $54,650 or 100% The 2014 gross margin was attributable to the completion of the US Army contract.

Operating Expenses. Operating expenses incurred for the six months ended June 30, 2015 were $ 589,612 as compared to $1,310,503 for the same period in the previous year, a decrease of $720,891 or 55%. General and Administrative expenses decreased by $579,502 (59%) from lower professional, consulting and outside services and the resignation of the former President attributable to the Whe Gen spinoff. The reduction in Research and development expenses of $128,653 or 41%, is reflective of the Whe Gen spinoff and the 2014 delivery S-2 engine (Army contract in 2014).

Operating Loss. The operating losses for the six months ended June 30, 2015 and 2014 were $ 589,612 and $1,255,853, respectively, a lower loss of $666,241 or 53%, due to the factors outlined above.

Other Income (Expense) Net other expense for the six months ended June 30, 2015 was $288,665 versus $1,031,484 for the comparable period of the previous year, a reduction of $742,819 or 72%. The 2015 expenses included $227,854 of interest expense( inclusive of $ 132,531 derivative accounting related interest adjusting debt) and a loss of $50,000 from debt settled with common stock.

Net other expense for the six months ended June 30, 2014 was $1,031,484, due to $249,170 of interest expense related to debt levels, derivative accounting related interest charges of $602,805 and derivative related expenses of $179,509 adjusting debt to fair value.

Net Loss and Loss per Share. The net loss for the six months ended June 30, 2015 was $ 878,277 as compared to a net loss of $2,287,337, for the same period in the previous year, a decreased loss of $1,409,060 or 62%. The net loss per weighted average share was $0.00 and $0.01 for both the current six months and prior six months, respectively.

Liquidity and Capital Resources

At June 30, 2015, the net working capital deficiency was $1,749,025 as compared to a deficiency of as compared to a deficiency of $2,618,988 at December 31, 2014, a favorable variance of $869,963 or 33%.

For the six months ended June 30, 2015, cash decreased by $278. This is reflective of funds used by the net loss of $878,277 and the $46,417 increase in inventory. Funds were provided by debt proceeds of $50,000, higher accounts payable and accrued expenses of $226,286 and an increase of $277,760 in related party debt payables and accrued expenses. Non-cash charges for the six months were from the issuance of common stock, warrants and options for services of $62,953, amortization of prepaid expenses paid with common stock of $28,459, $132,531 of derivative debt discount amortization, and a $50,000 loss recognized by settling debt with common stock.

At the end of the second quarter, Company’s officers forgave $655,225 in accrued salaries and the Chairman of the Board forgave an additional $710,272 in accrued rent, interest and other expenses, which was record as additional paid in capital.

For the six months ended June 30, 2014, cash increased by $25,574. Funds were provided by the sale of common stock of $110,000, debt proceeds of $440,000, higher accounts payable and accrued expenses of $300,091 and an increase of $199,232 in related party payables and accrued expenses. Funds were used by the net loss of $2,287,337 and debt repayment of $38,615. Non-cash charges for the six months were from the issuance of common stock, warrants and options for services of $109,759, amortization of prepaid expenses paid with common stock of $324,854, derivative expenses related to debt valuation of $179,509 and $602,805 of derivative debt discount amortization (charged as interest expense).

Results of Operations (unaudited)

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. The company had no revenue for the three months ended Sept. 30, 2015 compared to $175,000 in the comparable period of the previous year, an unfavorable variance of $175,000 or 100% . The revenue in the quarter ended September 30, 2014 was from the licensing agreement with its former subsidiary Whe Gen.

Gross Margin. The company had no gross margin in the three months ended Sept. 30 2015 as compared to $175,000 for the quarter ended September 30, 2014, an unfavorable variance of $175,000 or 100%. The 2014 gross margin was attributable to the Whe Gen license.

Operating Expenses. Operating expenses incurred for the quarter ended Sept. 30, 2015 were $231,332 as compared to $1,028,699 for the same period in the previous year, an decrease of $622,367 or 73%. The decrease was due to a decrease in Research and Development expenses of $292,815 or 74%, reflective of the sale of the Whe GEN subsidiary and a reduction in spending for WHE engine development. Also, General and Administrative expenses decreased by $500,832 (80%) primarily from lower professional and consulting expenses, stock issued for services, timing of patent maintenance fees and funds related spending reductions.

Operating Loss. The operating losses for the quarters ended September 30, 2015 and 2014 were $ 231,332 and $853,699, respectively, an decreased loss of $ 622,367 or 73%, due to the factors outlined above.

Other Income (Expense) Net other expense for the quarter ended Sept. 30, 2015 was $65,864 versus $956,694 of net other expense for the comparable period of the previous year, a favorable variance of $890,830 or 93% . For the three months ended September 31,2015, the other expense included $40,293 of interest expense, and $24,976 of derivative accounting related interest charges.

Net other expense for the quarter ended September 30, 2014, included a loss provision of $706,756 on the realization of securities and notes received pursuant to the sale and separation of the Whe Gen subsidiary, $47,100 of interest expense and $ 234,048 of derivative related interest expense adjusting debt to fair value.

Net Loss and Loss per Share.

The net loss for the quarter ended September 30, 2015 was $297,196, compared to a net loss of $2,287,337 for the same period in the previous year. The favorable variance of $1,513,197 or 84 % primarily relates to the 2014 realization loss provision on the sale of the Whe Gen subsidiary. The net income per weighted average share was $0.00 for the quarter ended September 30, 2015 and the net loss per weighted average share was $0.01 for the prior comparable quarter.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. The company had no revenue for the nine months ended Sept. 30, 2015 versus $315,527 for the nine months ended September 30, 2014, an unfavorable variance of $315,527 or 100%. The revenue for the nine months ended September 30, 2014 was from the successful completion of the US Army Contract of $140,527 and $175,000 from the Whe Gen license.

Gross Margin. The company had no gross margin in the nine months ended Sept. 30, 2015 versus a gross margin for the nine months ended September 30, 2014 of $229,650, a reduction of $229,650 or 100%. The 2014 gross margin was inclusive of profit on the Army contract of $54,650 and the Whe Gen license of $175,000.

Operating Expenses. Operating expenses incurred for the nine months ended September 30, 2015 were $820,944 as compared to $2,339,202 for the same period in the previous year, a decrease of $1,518,258 or 65%. General and Administrative expenses decreased by $1,080,334 (67%) from lower professional and consulting expenses, stock issued for services, timing of patent maintenance fees and spending reductions due to lack of funds. Research and Development expenses decreased of $421,468 or 59%, reflective of the sale of the Whe GEN subsidiary and reduction in WHE engine development spending.

Operating Loss. The operating losses for the nine months ended September 30, 2015 and 2014 were $820,944 and $2,109,552, respectively, a lower loss of $1,288,608 or 61%, due to the factors outlined above.

Other Income (Expense) ) Net other expense for the nine months ended Sept. 30, 2015 was $354,529 versus a net loss of $1,988,178 for the nine months ended September 30, 2014, a favorable variance of $1,633,649 or 82%.

The 2015 expense included to $293,123 of interest expense (inclusive of $157,507 derivative accounting related interest adjusting debt) and a loss of $50,000 from debt settled with common stock.

Net other expense for the nine months ended September 30, 2014 included, included a loss provision of $706,756 on the realization of securities and notes received pursuant to the sale and separation of the Whe Gen subsidiary, interest expense of $1,133,133 (inclusive of $836,852 derivative accounting related interest adjusting debt levels) and $148,289 of debt related derivative expenses.

Net Loss and Loss per Share. The net loss for the nine months ended September 30, 2015 was $1,175,473, compared to a net loss of $4,097,730 for the same period in the previous year. The lower loss of $2,922,257 or 71% primarily relates to 2014 realization loss provision on the sale and separation of the Whe Gen subsidiary, decreased interest expense of $840,101 and lower General and Administrative and Research and Development costs. The net loss per weighted average share was $0.00 for the nine months ended September 31 2015 and $0.01 for the prior years comparable nine months.

Liquidity and Capital Resources

At Sept. 30, 2015, the net working capital deficiency was $2,018,740 as compared to a deficiency of as compared to a deficiency of $2,618,988 at December 31, 2014, a variance of $600,248 or 23%.

For the nine months ended September 30, 2015, cash decreased by $278. Funds were used by the net loss of $1,175,473. Funds were provided by debt proceeds of $50,000, higher accounts payable and accrued expenses of $315,437 and an increase of $379,208 in related party debt payables and accrued expenses. Non-cash charges for the nine months were from the issuance of common stock, warrants and options for services of $63,377, amortization of prepaid expenses paid with common stock of $28,459,.$157,507 of derivative debt discount amortization, and a $50,000 loss recognized by settling debt with common stock.

At the end of the second quarter, the Company’s officers forgave $655,225 in accrued salaries and the Board Chairman forgave an additional $710,272 in accrued rent, interest and other expenses, due his company. This was record as additional paid in capital.

For the nine months ended September 30, 2014, cash increased by $288,957. Funds were provided by debt proceeds of $515,000, higher accounts payable and accrued expenses of $567,266, an increase of $183,539 in related party payables and accrued expenses . The sale and deconsolidation of the Whe Gen subsidiary also provided $686,816 in net funds. Funds were used by the net loss of $4,097,730 and debt repayment of $38,615. Non-cash charges for the nine months were from: the issuance of common stock, warrants and options for services of $109,579, amortization of prepaid expenses paid with common stock of $434,724, derivative expenses related to debt valuation of $148,289, $836,853 of derivative debt discount amortization (charged as interest expense), an $80,000 inventory valuation reserve and a $706,756 realization provision on the securities and note received pursuant to the Whe Gen sale.

