Form 10-Q
period 2016-03-31
CYCLONE POWER TECHNOLOGIES INC
filed 2017-03-20
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of Dec 31, 2016, there were 1,517,400,273 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLONE POWER TECHNOLOGIES, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

 MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31 2016	December 31 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Inventory, net	$337,959	$323,508
Other current assets	587	587
Total current assets	338,546	324,095

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	304,569
Accumulated depreciation	(184,981)	(178,049)
Net property and equipment	117,789	126,520

OTHER ASSETS
Patents, trademarks and copyrights	539,446	539,446
Accumulated amortization	(264,999)	(256,078)
Net patents, trademarks and copyrights	274,447	283,368
Other assets	8,062	8,062
Total other assets	282,509	291,430

Total Assets	$738,844	$742,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$3,068	$3,221
Accounts payable and accrued expenses	1,253,933	1,159,133
Accounts payable and accrued expenses-related parties	293,975	210,225
Notes and other loans payable-current portion	422,930	357,737
Derivative liabilities	381,161	383,482
Notes and other loans payable-related parties	385,511	321,334
Capitalized lease obligations-current portion	13,426	12,950
Deferred revenue and license deposits	153,731	148,031
Total current liabilities	2,907,735	2,596,113

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	32,341	36,939
Notes and other loans payable-net of current portion	-	50,000
Total non-current liabilities	32,341	86,939

Total Liabilities	2,940,076	2,683,052

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,388,669,532 shares issued and outstanding at March 31, 2016 and December 31, 2015 respectively.	138,864	138,864
Additional paid-in capital	56,622,211	56,621,826
Treasury Stock, 317,000 shares, at March 31, 2016 and December 31, 2015 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit (inclusive of non-cash derivative losses of $32,259,863 and other losses of $26,728,483 at March 31, 2016 and non-cash derivative losses of $32,253,992 and other losses of $26,473,744 at December 31, 2015)	(58,988,346)	(58,727,736)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(2,230,271)	(1,970,046)
Non controlling interest in consolidated subsidiaries	29,039	29,039

Total Stockholders’ Deficit	(2,201,232)	(1,941,007)

Total Liabilities and Stockholders’ Deficit	$738,844	$742,045

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

Gross profit	-	-

OPERATING EXPENSES
Advertising and promotion	5,291	254
General and administrative	190,619	271,579
Research and development	34,693	106,927

Total operating expenses	230,603	378,760

Operating loss	(230,603)	(378,760)

OTHER (EXPENSE) INCOME
Other (expense)	500	(50,000)
Derivative income (expense) -notes payable	2,321	(17,654)
Interest (expense)	(32,828)	(141,223)

Total other (expense)	(30,007)	(208,877)

Loss before income taxes	(260,610)	(587,637)
Income taxes	-	-

Net loss	$(260,610)	$(587,637)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,388,669,532	972,124,660

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,610)	$(587,637)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,653	19,078
Issuance of restricted common stock, options and warrants for services	-	62,084
Loss on debt paid with common stock	-	50,000
Amortization of prepaid interest expenses via common stock & warrants	-	28,459
(Gain) loss from derivative liability-notes payable	(2,321)	17,654
Amortization of derivative debt discount	8,193	78,861
Interest paid with common stock	-	11,372
Amortization of prepaid expenses via common stock & warrants	385	-
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(14,451)	(45,759)
Increase in other current assets	-	15,116
Increase in accounts payable and accrued expenses	94,799	177,782
Decrease in cash overdraft	(153)	-
Increase in accounts payable and accrued expenses-related parties	83,750	83,750
Increase in deferred revenue and deposits	5,700	-
Net cash used by operating activities	(67,055)	(89,240)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	-	-
Expenditures for property and equipment	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(4,122)	(1,370)
Proceeds from notes and loans payable	7,000	50,000
Increase in related party notes and loans payable-net	64,177	40,339
Net cash provided by financing activities	67,055	88,969

Net increase (decrease) in cash	-	(271)
Cash, beginning of period	-	278

Cash, end of period	$-	$7

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$1,603	$10,869
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 40,000,000 shares of Common stock for liability settlement	$-	$14,000
Issuance of 5,250,000 shares of Common stock pursuant to prior year common stock price guarantees	$-	$52,500
Issuance of 328,161,744 shares of Common stock for debt repayment	$-	$109,462
Issuance of 35,959,970 shares of Common stock for debt interest	$-	$11,372

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

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. At March 31, 2016 the company had a 95% controlling interest in Cyclone Performance.

In 2010, the Company established a subsidiary WHE Generation Corp. f/k/a, Cyclone-WHE LLC (the “WHE Subsidiary”, “WheGen”), to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2014 the Company has sold most of its ownership and as of March 31, 2016, retains approximately a .9 million share non controlling interest in the former WHE Subsidiary. The former subsidiary has been renamed

Q 2 Power Technology (Q2P) and is currently non-consolidated since the investment is below the 20% equity.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Complete financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K.

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

The financial statements presented for the three months year ended March 31, 2016 and 2015 are unaudited.

C. CASH

Cash includes cash on hand and cash in banks. At March 31, 2016 and December 31, 2015, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2016 and 2015, total anti-dilutive shares amounted to approximately 13.8 million and 15.2 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2015, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2013 through 2015.

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

The summary of fair values and changing values of financial instruments as of January 1, 2016 (beginning of period) and March 31, 2016 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$383,482	$(2,321)	$381,161	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three months ended March 31, 2016 and 2015 were $34,693 and $106,927, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This was provide guidance to increase transparency and comparability among companies by requiring most leases be included on the balance sheet and by expanding disclosure requirements.. We are still in the process of evaluating the effect of adoption on our financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This addresses the accounting for share-based payment transactions and includes the recognition of the income tax effects of awards that vest or settle as income tax expense and clarification of the presentation of certain components of share-based awards in the statement of cash flows. We are still in the process of evaluating the effect of adoption on our financial statements and the effective date of application is 2018.

ASU No. 2015-17, “Balance Sheet Classification of Deferred Assets”, was issued by the FASB in November 2015, This required management to provide a classification of all deferred taxes as noncurrent assets or noncurrent liabilities. This ASU is effective for annual periods beginning after December 15, 2016. The Company does not anticipate this ASU will have a material impact to the Company’s financial position, results of operations or cash flows.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of March 31, 2016, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through March 31, 2016. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $.3 million for the three months ended March 31, 2016 and $1.5 million for the year ended December 31, 2015, The cumulative deficit since inception is approximately $59 million, which is comprised of $26.7 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and net other expenses, and $32.3 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated previously obtained convertible notes payable. The Company has a working capital deficit at March 31, 2016 of approximately $2.6 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

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

	March 31, 2016	December 31, 2015

Raw material	$323,224	$323,508
Work in process	14,735	0
Total	$337,959	$323,508

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2016	December 31, 2015
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	204,377
Total	302,770	304,569
Accumulated depreciation	(184,981)	(178,049)
Net property and equipment	$117,789	$126,520

Depreciation expense for the three months ended March 31, 2016 and 2015 was $8,372 and $9,247, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of March 31, 2016 and December 31, 2015 were $274,447 and $283,368, respectively. For the three months ended March 31, 2016 and for the year ended December 31, 2015, the Company capitalized $0 and $0, respectively, of expenditures related to these assets. As of March 31, 2016, the Company had 15 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the three months ended March 31, 2016 and 2015 were $8,921 and $9,831, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	March 31, 2016	December 31, 2015

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$39,465	$34,558

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	72,793
,
10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	29,303	29,223

10% convertible notes payable maturing at various dates from February 2015 through August 2015 ( F )	116,200	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 ( G )	85,000	85,000

10% note payable, maturing Feb 3, 2017	50,000	50,000

10% note payable, maturing Oct. 15, 2016	7,000	-

Total non related party notes –net of discount	422,930	407,737

Less-Current Portion	422,930	357,737

Total non-current non related party	$-	$50,000

(A)	Notes issued net of 10% original discount along with additional discount from derivative liabilities ($3,489 unamortized at March 31, 2016). This note is in default.
(B)	Note issued net of original discount (fully amortized) Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.
(C)	Notes issued net of discount from derivative liabilities (fully amortized). At March 31, 2016, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.
(D)	Notes issued net of discount (fully amortized) This note is in default.
(F)	Notes issued net of discount from derivative liabilities (fully amortized). At March 31, 2016, the Company held 233.3 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.
(G)	Notes issued net of discount from derivative liabilities (fully amortized at March 31, 2015). The Company is subject to litigation judgement of approximately $150,000, plus subsequent penalty interest for non–payment. Company is seeking to arrange a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	March 31, 2016	December 31, 2015

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$171,656	$117,734
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	109,154	103,328
12% non-collateralized loans from officer and shareholder, payable on demand	20,179	20,178
Accrued Interest	84,522	80,094
Total current related party notes, inclusive of accrued interest	$385,511	$321,334

(A)

This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. Schoell Marine also owns the building that is leased to the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. For the three months ended

March 31, 2016 $500 of principal was paid on the note balance.

In June 2015 Schoell Marine forgave $350,000 of principle and $250,000 of accrued interest on the note. This was recorded as additional paid in capital.

NOTE 7 – RELATED PARTY TRANSACTIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida at an annual rent of $60,000. The lease period ends December 2016. with a 1 year renewal at the company’s option, and a 2% rate increase. Occupancy costs for the three months ended March 31, 2016 and 2015 were $15,900 and $15,000, respectively.

B. DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of March 31, 2016 and December 31, 2015 are $206,250 and $137,500, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

In June 2015, the principle officers of the company forgave $612,500 of deferred compensation. This was recorded in additional paid in capital.

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

NOTE 9 – STOCK TRANSACTIONS

During the three months ended March 31, 2016, the Company:

a-	Amortized (based on vesting) $385 of common stock options for employee services.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the three months ended March 31, 2016, the company issued 450,000 common stock options, valued at $855 ( pursuant to the Black Scholes valuation model) ) that are exercisable into shares of common stock at an average exercise price of $.0019 and with a maturity life of 10 years. For the three months year ended March 31, 2016, the amortization of stock options was $385 and the unamortized balance was $1,702.

A summary of the common stock options for the period from December 31, 2015 through March 31, 2016 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	12,380,000	$0.123	6.0
Options issued	450,000	0.002
Options exercised
Expired	(150,000)	(.098)
Balance, March 31, 2016	12,680,000	$0.106	5.8

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance March 31, 2016	11,030,000	$.128	5.1
Additional vesting by June 30, 2016	450,000	.0003	9.0

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk free interest rate	.87%	.89%
Expected volatility	136%	102%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$.0019	$.0003

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

B. COMMON STOCK WARRANTS

A summary of outstanding vested warrant activity for the period from December 31, 2014 to March 31, 2016 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2015	1,125,000	$.042	2.05
Warrants exercised-cashless	-	-	-
Warrants issued	-	-	-
Warrants expired	-	-	-
Warrants cancelled	-	-	-
Balance, March 31, 2016	1,125,000	$.042	.91

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months ended March 31, 2016	Amount	Three Months ended March31 2015	Amount
Tax benefit at U.S. statutory rate	34%	$64,026	34%	$143,606
State taxes, net of federal benefit	4%	7,532	4%	16,895
Change in valuation allowance	(38)%	$(71,558)	(38)%	$(160,501)
		-		-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

Deferred Tax Assets	March 31, 2016	December 31, 2015
Net Operating Loss Carry-forward	$10,022,175	$9,924,492
Deferred Tax Liabilities	(821,931)	(795,805)
Net Deferred Tax Assets	9,200,244	9,128,687
Valuation Allowance	(9,200,244)	(9,128,687)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2016, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $21.6 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

Total lease payments made for the three months ended March 31, 2016 were $4,122. The balance of capitalized lease obligations payable at March 31, 2016 and December 31, 2015 were $45,767 and $49,889, respectively. Future lease payments are:

2016	$8,828
2017	14,382
2018	12,031
2019	8,551
2020	1,975
$45,767

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of March 31, 2016, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of March 31, 2016, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. A customer advanced $25,000 as a deposit towards progress payments on a $80,000 contract for engines to be delivered in 2017 and another customer contributed $5,700 in material parts towards an engine contract.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the year ended December 31, 2015 and for the three months ended March 31, 2016 the Company did not enter into any convertible note agreements. Prior convertible notes had conversion prices into common stock that ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

In the three months ended March 31, 2016, the Company recorded a $8,192 non-cash charge to interest expense (reflective of debt discount amortization), and $2,321 of derivative gains related to adjusting the derivative liability to fair value. At March 31, 2016, the derivative related fair value of debt was $381,161.

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

	3 Months Ended March 31, 2016	Year Ended December. 31, 2015
Volatility	91%	87% - 171%
Risk Free Rate	.21%	.1% - 1.75%
Expected Term (years)	0 – 1.05	0 - 3
Dividend Rate	0%	0%

NOTE 17 – LlTIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement.

In August 2015, the Company is subject to litigation of approximately $150,000 plus interest for non-payment of a liability. The Company is seeking to arrange a settlement.

NOTE 19 – SUBSEQUENT EVENTS

In the second quarter of 2016, the Company engaged in the following transactions:

a-	The Company issued 3 million shares of common stock value at $6,000 for services.

b-	The company issued approximately 45.7 million shares of common stock valued at approximately $82,000 pursuant to the final conversion of a liability.

c-	The Company has placed purchase orders for the pre production manufacturing of 10 Mark 1 engines to test application and integration with customers’ systems.

d-	In recognition of the declining market value and low market volume, the company sold all of its investment in Q 2 Power Technologies for $44,000 and realized a loss of $ 662,844.

e-	Effective September 1, 2016, the company raised the authorized common stock to 4,000,000,000 shares.

f-	The company issued 80 million shares of common stock valued at $216,000 pursuant to the conversion of a liability.

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

Corporate Structural Actions. The Company’s focus is on revenue and funds derived from sales of engines and parts for integration into customers applications and systems. With delivery of our engines and material component parts, we are transitioning to revenue supporting operations from convertible notes that was used to finance the Company in the recent past.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue. The Company had no revenues in the quarters ended March 31 2016 and March 31, 2015.

Gross Margin. In the quarters ended March 31, 2016 and 2015, the company has no gross margins.

Operating Expenses.

Operating expenses incurred for the quarter ended March 31, 2016 were $230,603 as compared to $378,760 for the same period in the previous year, a reduction of $148,157 or 39%. The majority of the decrease was due to a reduction in General and Administrative expenses of $80,960 (30%): staffing, insurance and professional fees. Research and Development expenses were lower by $72,234 or 67%, reflective of staff reduction. To continue its progress and development, the Company has entered into consulting contracts. The Company entered into a consulting agreement for 12 months with an additional 12 month option dated November 1, 2015 (2,500,000 shares per month) for advice, consultation, information and services to the Directors and or Officers of the Company regarding but not limited to financial, business and strategic growth matters. The Company and consultant executed an addendum dated January 1, 2016 to increase compensation (to 10,000,000 shares per month). The Company entered into a consulting agreement (10,000,000 shares per month) for 12 months with an additional 12 month option dated March 1, 2016 for advice, consultation, information and services to the Directors and or Officers of the Company regarding but not limited to business development in Mexico, Central and South America. Additional services in social media including but not limited to Facebook, Twitter and Snapchat.

Operating Loss. The operating losses for the quarters ended March 31, 2016 and 2015 were $230,603 and $378,760, respectively, a reduced loss of $148,157 or 39%, due to the factors outlined above.

Other Expense. Other expense for the quarter ended March 31, 2016 was $ 30,007 versus $208,877 for the same period in the prior year, a reduction of $178,870 or 86%. ,

The 2016 net other expense included $32,828 of interest expense. The 2015 other expenses included $62,362 of interest expense, $78,861 of derivative accounting related interest charges and a loss of $50,000 from debt settled with common stock.

Net Loss and Loss per Share. The net loss for the quarter ended March 31, 2016 was $260,610, compared to a net loss of $587,637 for the same period in the previous year. The decreased loss of $327,027 or 56% is related to the factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and prior quarter.

Liquidity and Capital Resources

At March 31, 2016, the net working capital deficiency was $2,569,189 as compared to a deficiency of $2,272,018 at December 31, 2015, a variance of $297,171 or 13%.

For the three months ended March 31, 2016, cash decreased by $0. This is reflective of funds used by the net loss of $260,610 and the $14,451 increase in inventory. Funds were provided by debt proceeds of $50,000, higher accounts payable and accrued expenses of $94,799 and an increase of $147,927 in related party notes payables and accrued expenses.

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

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial net losses for the three months ended March 31, 2016 of approximately $ .26 million. Cumulative operating and other losses since inception are approximately $26.7 million and non cash derivative losses are $ 32.3 million. The Company has a working capital deficit at March 31, 2016 of approximately $2.6 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

In mid 2017, the company anticipates $300,000 in revenue from the completion of the Combilift Mark 5 contract. The FSDS contract is projected to be complete in first half of 2017 with additional payment due of $75,000. IBES is negotiating to purchase 5 more beta site projects with an anticipated additional revenue from R&D of $80,000. We project delivering manufactured products thru our integrators and manufacturers by the fourth quarter of 2017. The Company has signed three contracts for deliverables and anticipates purchase orders for manufactured engines by summer of 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016.

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

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies:

●	Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

●	We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

●	Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000 plus default interest for non-payment of convertible debt and interest. The Company is seeking to negotiate a reduced settlement.

In August 2015, the Company is subject to litigation of approximately $150,000 plus default interest for non payment of a liability. The Company is seeking to arrange a settlement

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2016 the Company did not issue any common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

The Company filed all required exhibits for this period in the Super 10K.

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

Cyclone Power Technologies, Inc.

March 20, 2017	/s/ Frankie Fruge
Frankie Fruge
President
(Principal executive officer)

March 20, 2017	/s/ Bruce Schames.
Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)

