Form 10-Q
period 2016-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2017-03-20
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-54449

Cyclone Power Technologies, Inc.

(Exact name of registrant as specified in its charter)

Florida	26-0519058
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

601 NE 26th Ct
Pompano Beach, Florida	33064
(Address of principal executive offices)	(Zip Code)

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

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30 2016	December 31 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$14,861	$-
Inventory, net	349,513	323,508
Other current assets	250	587
Total current assets	364,624	324,095

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	304,569
Accumulated depreciation	(193,577)	(178,049)
Net property and equipment	109,193	126,520

OTHER ASSETS
Patents, trademarks and copyrights	539,446	539,446
Accumulated amortization	(273,622)	(256,078)
Net patents, trademarks and copyrights	265,824	283,368
Other assets	8,062	8,062
Total other assets	273,886	291,430

Total Assets	$747,703	$742,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$3,221
Accounts payable and accrued expenses	1,337,627	1,159,133
Accounts payable and accrued expenses-related parties	377,725	210,225
Notes and other loans payable-current portion	424,917	357,737
Derivative liabilities	380,705	383,482
Notes and other loans payable-related parties	385,304	321,334
Capitalized lease obligations-current portion	13,916	12,950
Deferred revenue and license deposits	188,826	148,031
Total current liabilities	3,109,020	2,596,113

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	28,219	36,939
Notes and other loans payable-net of current portion	-	50,000
Total non-current liabilities	28,219	86,939

Total Liabilities	3,137,239	2,683,052

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,437,400,273 and 1,388,669,532 shares issued and outstanding at June 30, 2016 and December 31, 2014 respectively.	143,738	138,864
Additional paid-in capital	56,706,255	56,621,826
Treasury Stock, 317,000 shares, at June, 30 2016 and December 31, 2015 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit (inclusive of non-cash derivative losses of $32,262,895 and other losses of $27,002,673 at June 30, 2016 and non-cash derivative losses of $32,253,992 and other losses of $26,473,744 at December 31, 2015)	(59,265,568)	(58,727,736)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(2,418,575)	(1,970,046)
Non controlling interest in consolidated subsidiaries	29,039	29,039

Total Stockholders’ Deficit	(2,389,536)	(1,941,007)

Total Liabilities and Stockholders’ Deficit	$747,703	$742,045

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	5,839	434	548	180
General and administrative	385,509	401,014	194,890	129,435
Research and development	73,850	188,164	39,157	81,237

Total operating expenses	465,198	589,612	234,595	210,852

Operating loss	(465,198)	(589,612)	(234,595)	(210,852)

OTHER (EXPENSE) INCOME
Other income (expense)	(12,969)	(50,000)	(13,469)	-
Derivative income / (expense) -notes payable	2,777	(10,811)	456	6,843
Interest (expense)	(62,442)	(227,854)	(29,614)	(86,631)

Total other (expense)	(72,634)	(288,665)	(42,627)	(79,788)

Loss before income taxes	(537,832)	(878,277)	(277,222)	(290,640)
Income taxes	-	-	-	-

Net loss	$(537,832)	$(878,277)	$(277,222)	$(290,640)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,393,890,683	1,082,119,889	1,403,288,754	353,877,991

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(537,832)	$(878,277)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	34,872	38,031
Issuance of restricted common stock, options and warrants for services	987	62,953
Loss on liabilities and debt paid with common stock	57,383	50,000
Expenses paid with stock	6,000	-
(Gain)/loss from derivative liability-notes payable	(2,777)	10,811
Amortization of derivative debt discount	11,680	132,531
Interest paid with stock	-	11,371
Amortization of prepaid expenses via common stock and warrants	-	28,459
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(26,005)	(46,417)
Decrease in other current assets	337	15,240
(Decrease) increase in cash overdraft	(3,221)	1,228
Increase in accounts payable and accrued expenses	203,521	226,286
Increase in accounts payable and accrued expenses-related parties	167,500	186,470
Increase in deferred revenue and deposits	40,700	25,000
Net cash used by operating activities	(46,855)	(136,314)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	-	-
Expenditures for property and equipment	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(7,754)	(5,254)
Proceeds from notes and loans payable	7,000	50,000
Repayment of notes and loans payable	(1,500)	-
Increase in related party notes and loans payable-net	63,970	91,290
Net cash provided by financing activities	61,716	136,036

Net increase in cash	14,861	(278)
Cash, beginning of period	-	278

Cash, end of period	$14,861	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$3,379	$11,372
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 45,730,741 shares of Common stock for liability settlements	$24,932	$-
Issuance of 3,000,000 shares of Common stock for services	$6,000	$-
Issuance of 40,000,000 shares of Common stock for liability settlement	$-	$14,000
Issuance of 5,250,000 shares of Common stock pursuant to prior year common stock price guarantees	$-	$52,500
Issuance of 328,161,744 shares of Common stock for debt repayment	$-	$109,462
Issuance of 35,959,970 shares of Common stock for debt interest	$-	$11,372

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

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of December 31, 2014, through June 30, 2016 the company had a 95% controlling interest in Cyclone

Performance.

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

The financial statements presented for the six and three months ended June 30, 2016 and 2015 are unaudited .

C. CASH

Cash includes cash on hand and cash in banks. At June 30, 2016 and December 31, 2015, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2016 and 2015, total anti-dilutive shares amounted to approximately 14.3 million and 13.8 million shares, respectively.

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

The summary of fair values and changing values of financial instruments as of January 1, 2016 (beginning of period) and June 30, 2016 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$383,482	$(2,777)	$380,705	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the six months ended June 30, 2016 and 2015 were $73,850 and $188,164, respectively.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This provides guidance for companies to evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The adoption has no impact on the financial reporting of the Company.

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

As of June 30, 2016, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through June 30, 2016. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $.5 million for the six months ended June 30, 2016 and $1.5 million for the year ended December 31, 2015, The cumulative deficit since inception is approximately $59.3 million, which is comprised of $27.0 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and net other expenses, and $32.3 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable obtained during the years ended December 31, 2013 and 2014. The Company has a working capital deficit at June 30, 2016 of approximately $2.7 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

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

	June 30, 2016	December 31, 2015

Raw material	$323,224	$323,508
Work in process	26,289	0
Total	$349,513	$323,508

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2016	December 31, 2015
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	204,377
Total	302,770	304,569
Accumulated depreciation	(193,577)	(178,049)
Net property and equipment	$109,193	$126,520

Depreciation expense for the six months ended June 30, 2016 and 2015 was $17,328 and $18,494, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2015 and December 31, 2014 were $313,805 and $353,282, respectively. For the six months ended June 30, 2016 and the year ended December 31, 2015, the Company capitalized $0 and $0, respectively, of expenditures related to these assets. As of June 30, 2016, the Company had 33 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the six months ended June 30, 2016 and 2015 were $17,544 and $19,537, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	June 30, 2016	December 31, 2015

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$42,951	$34,558

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	72,793
,
10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	29,303	29,223

10% convertible notes payable maturing at various dates from February 2015 through August 2015 (F)	116,200	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 (G)	85,000	85,000

10% note payable, maturing Feb 3, 2017	50,000	50,000

Various notes payable, maturing 2016	5,500

Total non related party notes –net of discount	424,917	407,737

Less-Current Portion	424,917	357,737

Total non-current non related party	$-	$50,000

(A)	Notes issued net of 10% original discount (fully amortized) This note is in default.

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At June 30, 2016, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized) This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). At June 30, 2016, the Company held 233.3 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(G)	Notes issued net of discount from derivative liabilities (fully amortized at March 31, 2015). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company is seeking to arrange a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	June 30, 2016	December 31, 2015

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$162,751	$117,734
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	113,424	103,328
12% non-collateralized loans from officer and shareholder, payable on demand	20,178	20,178
Accrued Interest	88,951	80,094
Total current related party notes, inclusive of accrued interest	$385,304	$321,334

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. For the six months ended June 30, 2016 and for the year ended December 31, 2015 $5,665 and $0 of principal was paid on the note balance, respectively.

In June 2015 Schoell Marine forgave $710,272 of principle and accrued interest on the note, which was recorded in additional paid in capital.

NOTE 7 – RELATED PARTY TRANSACTIONS- DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of June 30, 2016 and December 31, 2015 are $ 275,000 and $137,500, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

In June 2015, the principle officers of the company forgave $612,500 of deferred compensation, which was recorded in additional paid in capital.

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

NOTE 9 – STOCK TRANSACTIONS

During the six months ended June 30, 2016, the Company:

a-	Issued 45,730,741 shares of restricted common stock valued at $82,315 for payment of liability

b-	Amortized (based on vesting) $987 of common stock options for employee services.

c-	Issued 3,000,000 shares of common stock valued at $6,000 for services.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the six months ended June 30, 2016, the company issued 900,000 common stock options, valued at $1,710 ( pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0009 and with a maturity life of 10 years. For the six months year ended June 31, 2016, the amortization of stock options was $987 and the unamortized balance was $1,314.

A summary of the common stock options for the period from December 31, 2015 through June 30, 2016 follows

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	12,380,000	$0.123	6.0
Options issued	900,000	0.0019	9.9
Options exercised	-	-
Expired	(150,000)	(.098)	-
Balance, June 30, 2016	13,130,000	$0.10	5.5

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance June 30, 2016	11,780,000	$.114	5.0
Additional vesting by Sept. 30, 2016	450,000	.0009	8.25

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Six Months Ended June 30, 2016
Risk free interest rate	.71% -.86%
Expected volatility	136% - 137%
Expected term	3
Expected dividend yield	0%
Average value per options and warrants	$.0019 -$ .0019

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

B. COMMON STOCK WARRANTS

A summary of outstanding vested warrant activity for the period from December 31, 2015 to June 30, 2016 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance Dec 31, 2015	1,125,000	$0042	2.05
Warrants exercised-cashless	-	-	-
Warrants issued	-	-	-
Warrants expired	-	-	-
Balance, June 30, 2016	1,125,000	$0042	.66

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months ended March 31, 2016	Amount	Six Months ended March 31 2015	Amount
Tax benefit at U.S. statutory rate	34%	$133,086	34%	$203,128
State taxes, net of federal benefit	4	15,657	4	23,897
Change in valuation allowance	(38)	$(148,743)	(38)%	$(227,025)
		-		-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

Deferred Tax Assets	June 30, 2016	December 31, 2015
Net Operating Loss Carry-forward	$10,125,485	$9,924,492
Deferred Tax Liabilities	(848,056)	(795,805)
Net Deferred Tax Assets	9,277,429	9,128,687
Valuation Allowance	(9,277,429)	(9,128,687)
Total Net Deferred Tax Assets	$-	$-

As of June 30, 2016, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $21.8 million that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

Total capitalized lease payments made for the six months ended June 30, 2016 were $7,754. The balance of capitalized lease obligations payable at June 30, 2016 and December 31, 2015 were $42,135 and $49,889 respectively. Future lease payments are:

2016	$5,196
2017	14,382
2018	11,984
2019	8,551
2020	2,022
$42,135

B. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The original lease provides for the Company to pay an annual rent of $60,000. The original lease period ends December 2016 with a 1 year renewal at the company’s option and a 2% rate increase. Occupancy costs for the six months ended June 30, 2016 and 2015 were $32,300 and $30,000 respectively.

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of June 30, 2016, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $961 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of June 30, 2016, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. Another customer advanced $25,000 as a deposit towards progress payments on a $80,000 contract for engines to be delivered in 2017 and other customers advanced $ 15,700 on engine contracts.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the year ended December 31, 2015 and for the six months ended June 30, 2016 the Company entered into no convertible note agreements. Prior convertible notes had conversion prices into common stock that ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

In the six months ended June 30, 2016, the Company recorded a $11,680 non-cash charge to interest expense (reflective of debt discount amortization), and $2,777 of derivative gains related to adjusting the derivative liability to fair value. At June 30, 2016, the derivative related fair value of debt was $380,705.

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

	Six Months Ended June 30, 2016	Year Ended December. 31, 2015
Volatility	84% - 276%	103% - 343%
Risk Free Rate	.02% - .58%	.01% - .28%
Expected Term (years)	0 – 2.4	0 – 1.05
Dividend Rate	0%	0%

NOTE 17 – LlTIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000 plus interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement.

In August 2015, the Company is subject to litigation of approximately $150,000 plus interest for non- payment of a liability. The Company is seeking to arrange a settlement.

NOTE 18 – SUBSEQUENT EVENTS

In the last half of 2016, the Company engaged in the following transactions:

a-	Placed purchase orders for the pre production manufacturing of 10 Mark 1 engines to test application and integration with customers’ systems

b-	Effective September 1, 2016, the company raised the authorized common stock to 4,000,000,000 shares.

c-	Issued 80,000,000 shares of restricted common stock value at $216,000 in settlement of a liability.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine and parts technologies for integration and use within customers systems. The company anticipates that it will concentrate on the following engine models (power ratings) : Mark 1 maximum rating (10 KW- 15 HP), Mark 3 maximum rating (20 KW-28 HP) and the Mark 5 ( 45 KW- 100 HP). Additionally, revenue is anticipated via sales of component parts and licensing fees.

Corporate Structural Actions. The Company’s focus is on revenue and funding derived from sales of engines and parts for integration into customers applications and systems. With delivery of our engines and material component parts, we are transitioning from the convertible notes used to finance the Company over the last 18 months.

Results of Operations

(unaudited)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue. The Company had $0 revenue in the quarters ended June 30, 2016 and June 30, 2015

Gross Margin. The Company had $0 gross margin in the quarters ended June 30, 2016 and June 30, 2015.

Operating Expenses. Operating expenses incurred for the quarter ended June 30, 2016 were $234,595 as compared to $210,852 for the same period in the previous year, an increase of $23,743 (11%). R&D expenses for the three months ending June 30 2016 were $39,157 or $42,080 or 52% lower versus 2015 on reduced staff and expenses. General and administrative expenses increased by $65,453 (51%) primarily from higher consulting expenses and increased patent maintenance fees (renewal timing), offset by lower staff and related expenses.

Operating Loss. The operating losses for the quarters ended June 30, 2016 and 2015 were $234,595 and $210,852, respectively, an increased loss of $23,743 or 11%, due to the factors outlined above.

Other Income (Expense) The net other loss for the quarter ended June 30, 2016 was ($42,627) versus a net loss of ($79,788) for the comparable period of last year, a favorable variance of $37,161 or 47% . The 2016 net other expense included a $44,000 gain on the sale of the Whe Gen stock, a $57,383 loss on debt paid with stock and interest expense of $ 29,614

Net other expense for the quarter ended June 30, 2015 was $79,788, primarily due to interest expense of $86,631.

Net Loss and Loss per Share. The net loss for the quarter ended June 30, 2016 was $277,222, compared to a net loss of $290,640 for the same period in the previous year, a favorable variance of $13,418 or 4.6%. The net income per weighted average share was $0.00 for the quarter ended June 30, 2016 and $0.00 for the prior year comparable quarter.

Results of Operations

(unaudited)

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue. The Company had $0 revenue in the six months ended June 30, 2016 and June 30, 2015.

Gross Margin. The Company had $0 gross margin in the six months ended June 30, 2016 and June 30, 2015.

Operating Expenses. Operating expenses incurred for the six months ended June 30, 2016 were $465,198 as compared to $589,612 for the same period in the previous year, a decrease of $124,414 or 21%. The decrease was due to a reduction in research and development staff and expenses of $114,314 or 61%, Also, general and administrative expenses decreased by $15,507 (4%) primarily from a reduction professional and consulting expenses partially offset by reduced stock issued for services.

Operating Loss. The operating losses for the six months ended June 30, 2016 and 2015 were $465,198 and $589,612, respectively, a decrease of $124,414 or 21%, due to the factors outlined above.

Other Income (Expense) Net other expense for the six months ended June 30, 2016 was ($72,634) versus ($288,665) for the comparable period of the prior year, a favorable variance of $ 216,031 or 75%. The 2016 net expense included interest expenses of $62,442, and a $57,383 loss on a debt conversion paid with restricted common stock, partially offset by a $44,000 gain on the sale of the Whe Gen investment.

Net other expense for the six months ended June 30, 2015 was $(288,665) included interest expenses of $ 227,854, and a $50,000 loss on a debt conversion paid with restricted common stock.

Net Loss and Loss per Share. The net loss for the six months ended June 30, 2016 was a loss of $537,832, compared to a net loss of $878,277 for the same period in the previous year a favorable variance of $340,445 or 39%. The net income per weighted average share was $0.00 for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

At June 30, 2016, the net working capital deficiency was $2,744,396 as compared to a deficiency of $2,272,018 at December 31, 2015, an increased deficiency of $472,378 or 21%.

For the six months ended June 30, 2016, cash increased by $14,861. Funds were provided by the $231,470 increase in notes, accounts payable and accruals to related parties, higher accounts payable and accrued expenses of $203,521. Funds were used by the $517,832 loss and a $ 46,005 increase in inventory. Non-cash charges for the six months were from: a $ 57,383 loss on liabilities and debt paid with common stock and $6,000 of expense paid with common stock.

The six months ended June 30, 2015, cash increased by $0. Funds were used by the net loss of ($878,277), and $46,417 higher inventory. Funds were provided by $50,000 of new debt financing, a $277,760 increase in related party debt and accrued expenses, an a $ 226,286 increase in accounts payable and accrued expenses. Non-cash charges for the six months were from the issuance of common stock and options for services of $62,953, a $50,000 loss on liabilities and debt paid with common stock, and $132,531 of amortization of derivative debt discount.

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial operating losses for the six months ended June 30, 2016 of approximately $.5 million, and a working capital deficit at June 30, 2016 of approximately $2.7 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

In mid 2017, the company anticipates $300,000 in revenue from the completion of the Combilift Mark 5 contract. The FSDS contract is projected to be complete in first half of 2017 with additional payment due of $75,000. IBES is negotiating to purchase 5 more beta site projects with an anticipated additional revenue from R&D of $80,000. We projects delivering manufactured products thru our integrators and manufacturers by the fourth quarter of 2017. The Company has signed three contracts for deliverables and anticipates purchase orders for manufactured engines by summer of 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000 and interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement.

In August 2015, the Company is subject to litigation of approximately $150,000 and interest for non payment of a liability. The Company is seeking to arrange a settlement.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2016 the Company issued 45,730,741 shares of restricted common stock valued at $82,315 for payment of liability.

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

