Form 10-Q
period 2016-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2017-03-20
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of February 1, 2017, there were 1,517,400,273 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	Sept. 30 2016	December 31 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,387	$-
Inventory, net	407,515	323,508
Other current assets	1,400	587
Total current assets	410,302	324,095

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	304,569
Accumulated depreciation	(202,153)	(178,049)
Net property and equipment	100,617	126,520

OTHER ASSETS
Patents, trademarks and copyrights	539,446	539,446
Accumulated amortization	(282,414)	(256,078)
Net patents, trademarks and copyrights	257,032	283,368
Other assets	8,062	8,062
Total other assets	265,094	291,430

Total Assets	$776,013	$742,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$3,221
Accounts payable and accrued expenses	1,264,939	1,159,133
Accounts payable and accrued expenses-related parties	461,475	210,225
Notes and other loans payable-current portion	508,642	357,737
Derivative liabilities	380,162	383,482
Notes and other loans payable-related parties	391,132	321,334
Capitalized lease obligations-current portion	14,052	12,950
Deferred revenue and license deposits	263,826	148,031
Total current liabilities	3,284,228	2,596,113

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	26,909	36,939
Notes and other loans payable-net of current portion	-	50,000
Total non-current liabilities	26,909	86,939

Total Liabilities	3,311,137	2,683,052

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 sharesissued and outstanding at March 31, 2015 and December 31, 2014, respectively.	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,517,400,273 and 1,388,669,532 shares issued and outstanding atSept. 30, 2016 and December 31, 2015 respectively.	151,738	138,864
Additional paid-in capital	56,914,961	56,621,826
Treasury Stock, 317,000 shares, at Sept., 30 2016 and December 31, 2015 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit (inclusive of non-cash derivative losses of $32,262,352 and other losses $27,365,510 at Sep. 30, 2016 and non-cash derivative losses of $32,253,992 and otherosses of $26,473,744 at December 31, 2015)	(59,627,862)	(58,727,736)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(2,564,163)	(1,970,046)
Non controlling interest in consolidated subsidiaries	29,039	29,039

Total Stockholders’ Deficit	(2,535,124)	(1,941,007)

Total Liabilities and Stockholders’ Deficit	$776,013	$742,045

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	7,986	2,934	2,147	2,500
General and administrative	655,308	526,241	269,799	125,227
Research and development	131,827	291,769	57,977	103,605

Total operating expenses	795,121	820,944	329,923	231,332

Operating loss	(795,121)	(820,944)	(329,923)	(231,332)

OTHER (EXPENSE) INCOME
Other income (expense)	(12,969)	(50,000)	-	-
Derivative income / (expense) -notes payable	3,320	(11,406)	543	(595)
Interest (expense)	(95,356)	(293,123)	(32,914)	(65,269)

Total other (expense)	(105,005)	(354,529)	(32,371)	(65,864)

Loss before income taxes	(900,126)	(1,175,473)	(362,294)	(297,196)
Income taxes	-	-	-	-

Net loss	$(900,126)	$(1,175,473)	$(362,294)	$(297,196)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,403,414,280	1,145,656,355	1,445,400,273	1,346,156,963

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(900,126)	$(1,175,473)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	52,240	56,810
Issuance of restricted common stock, options and warrants for services	1,693	63,377
Loss on liabilities and debt paid with common stock	57,383	50,000
Expenses paid with stock	6,000	-
(Gain)/loss from derivative liability-notes payable	(3,320)	11,406
Amortization of derivative debt discount	11,680	157,507
Interest paid with stock	-	12,394
Amortization of prepaid expenses via common stock and warrants	-	28,459
Changes in operating assets and liabilities:
(Increase) decrease in inventory	(84,007)	13,533
(Increase) decrease in other current assets	(813)	15,365
(Decrease) increase in cash overdraft	(3,221)	3,027
Increase in accounts payable and accrued expenses	251,250	315,437
Increase in accounts payable and accrued expenses-related parties	346,833	361,522
Increase in deferred revenue and deposits	115,700	25,403
Net cash used by operating activities	(148,708)	(61,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures incurred for patents, trademarks and copyrights	-	-
Expenditures for property and equipment	-	-
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(8,928)	(6,731)
Proceeds from notes and loans payable	90,725	50,000
Repayment of notes and loans payable	(1,500)	-
Increase in related party notes and loans payable-net	69,798	17,686
Net cash provided by financing activities	150,095	60,955

Net increase in cash	1,387	(278)
Cash, beginning of period	-	278

Cash, end of period	$1,387	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$4,232	$13,836
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 125,730,741 shares of Common stock for liability settlements	$240,932	$-
Issuance of 3,000,000 shares of Common stock for services	$6,000	$-
Issuance of 40,000,000 shares of Common stock for liability settlement	$-	$14,000
Issuance of 5,250,000 shares of Common stock pursuant to prior year common stock price guarantees	$-	$52,500
Issuance of 328,707,198 shares of Common stock for debt repayment	$-	$118,462
Issuance of 42,146,758 shares of Common stock for debt interest	$-	$12,392
Foregivness of deferred officers salaries	$-	$655,225
Foregivness of accrued rent, interest and other expenses due officer’s company	$-	$710,272

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

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. As of December 31, 2014, through September 30, 2016 the company had a 95% controlling interest in Cyclone

Performance.

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

The financial statements presented for the nine and three months ended September 30, 2016 and 2015 are unaudited.

C. CASH

Cash includes cash on hand and cash in banks. At September 30, 2016 and December 31, 2015, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of September 30, 2016 and 2015, total anti-dilutive shares amounted to approximately 14.7 million and 13.5 million shares, respectively.

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

The summary of fair values and changing values of financial instruments as of January 1, 2016 (beginning of period) and September 30, 2016 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$383,482	$(3,320)	$380,162	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the nine months ended September 30, 2016 and 2015 were $131,827 and $291,769

K. STOCK BASED COMPENSATION

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

As of September 30, 2016, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through September 30, 2016. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $.9 million for the nine months ended September 30, 2016 and $1.5 million for the year ended December 31, 2015, The cumulative deficit since inception is approximately $ 59.6 million, which is comprised of $27.3 million attributable to actual operating losses (which were paid in cash, stock for services and other equity instruments) and net other expenses, and $32.3 million in non-cash derivative liability accounting which was a result of the conversion of the Company’s Series A Convertible Preferred Stock in 2011, the retirement of a common stock purchase warrant in 2012, and the change in fair value of derivatives associated with notes payable funded in the years ended December 31, 2013 and 2014. The Company has a working capital deficit at September 30, 2016 of approximately $2.9 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

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

	September 30, 2016	December 31, 2015
Raw material	$323,224	$323,508
Work in process	84,291	0
Total	$407,515	$323,508

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2016	December 31, 2015
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	204,377
Total	302,770	304,569
Accumulated depreciation	(202,153)	(178,049)
Net property and equipment	$100,617	$126,520

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $25,924 and $27,567, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of September 30, 2016 and December 31, 2015 were $257,032 and $283,368, respectively. For the nine months ended September 30, 2016 and for the year ended December 31, 2015 the Company capitalized $0 and $0, respectively, of expenditures related to these assets. As of September 30, 2016, the Company had 33 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the nine months ended September 30, 2016 and 2015 were $26,316 and $29,243, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	Sept. 30, 2016	December 31, 2015

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$42,951	$34,558

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	72,793

10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	29,303	29,223

10% convertible notes payable maturing at various dates from February 2015 through August 2015 ( F )	116,200	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 ( G )	85,000	85,000

10% note payable, maturing Feb 3, 2017	50,000

Various notes payable, maturing 2016	5,500

Note payable, maturing Oct 14 2016, interest of $3,000 to be paid in 1,500,000 shares of restricted company common stock	27,000

10% Note payable, maturing January 26, 2017	46,000

4% Note payable maturing Sept 6 2016	4,000

Demand Note, (H)	6,725	-

Total non related party notes –net of discount	508,642	407,737

Less-Current Portion	508,642	357,737

Total non-current non related party	$-	$50,000

(A)	Notes issued net of 10% original discount (fully amortized) This note is in default.

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At September 30, 2016, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized) This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). At September 30, 2016, the Company held 233.3 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(G)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company is seeking to arrange a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(H)	Note convertible into common stock at a 40% discount to 20 day market average.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	September 30, 2016	December 31, 2015

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$166,751	$117,734
6% non-collateralized loans from officer and shareholder, payable on demand.	110,624	103,328
12% non-collateralized loans from officer and shareholder, payable on demand.	20,379	20,178
Accrued Interest	93,378	80,094
Total current related party notes, inclusive of accrued interest	$391,132	$321,334

(A)	This note arose from rent, services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits. For the nine months ended September 30, 2016 and for the year ended December 31, 2015 $5,665 and $0 of principal was paid on the note balance, respectively.

In June 2015 Schoell Marine forgave $710,272 of principle and accrued interest on the note and it was recorded as additional paid in capital.

NOTE 7 – RELATED PARTY TRANSACTIONS- DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of September 30, 2016 and December 31, 2015 are $343,750 and $137,500, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and are due on demand.

In September 2015, the principle officers of the company forgave $612,500 of deferred compensation which was recorded as additional paid in capital.

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

NOTE 9 – STOCK TRANSACTIONS

During the nine months ended September 30, 2016, the Company:

a-	Issued 125,730,741 shares of restricted common stock valued at $298,315 for payment of liabilities

b-	Amortized (based on vesting) $1,693 of common stock options for employee services.

c-	Issued 3,000,000 shares of common stock valued at $6,000 for services.

d-	Effective September 1, 2016, the company raised the authorized common stock to 4,000,000,000 shares.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the nine months ended September 30, 2016, the company issued 1,125,000 common stock options, valued at $2,610 ( pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0019 and with a maturity life of 10 years. For the nine months year ended September 31, 2016, the amortization of stock options was $1,693 and the unamortized balance was $2,149.

A summary of the common stock options for the period from December 31, 2015 through September 30, 2016 follows

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2015	12,380,000	$0.123	6.0
Options issued	1,350,000	0.0019	9.8
Options exercised	-	-
Expired	(150,000)	(.098)	-
Balance, September 30, 2016	13,580,000	$0.099	5.4

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance September 30, 2016	12,230,000	$.113	4.9
Additional vesting by Sept. 30, 2016	450,000	.0016	8.25

The fair value of new stock options granted using the Black-Scholes option pricing model was calculated using the following assumptions:

Nine Months Ended September 30, 2016
Risk free interest rate	.71% -.88%
Expected volatility	136% - 139%
Expected term	3
Expected dividend yield	0%
Average value per options and warrants	$.0019 -$ .0020

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

B. COMMON STOCK WARRANTS

A summary of outstanding vested warrant activity for the period from December 31, 2015 to September 30, 2016 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance Dec 31, 2015	1,125,000	$0042	2.05
Warrants exercised-cashless	-	-	-
Warrants issued	-	-	-
Warrants expired	-	-	-
Balance, September 30, 2016	1,125,000	$0042	.41

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months ended Sept. 30, 2016	Amount	Nine Months ended Sept. 30 2015	Amount
Tax benefit at U.S. statutory rate	34%	$233,075	34%	$272,106
State taxes, net of federal benefit	4	27,421	4	32,012
Change in valuation allowance	(38)	$(260,496)	(38)%	$(304,118)
		-		-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

Deferred Tax Assets	September 30, 2016	December 31, 2015
Net Operating Loss Carry-forward	$10,263,363	$9,924,492
Deferred Tax Liabilities	(874,181)	(795,805)
Net Deferred Tax Assets	9,389,182	9,128,687
Valuation Allowance	(9,389,182)	(9,128,687)
Total Net Deferred Tax Assets	$-	$-

As of September 30, 2016, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $22 million that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12 –LEASE OBLIGATIONS

A. CAPITALIZED LEASE OBLIGATIONS

Total capitalized lease payments made for the nine months ended September 30, 2016 were $7,754. The balance of capitalized lease obligations payable at September 30, 2016 and December 31, 2015 were $40,961 and $49,889 respectively. Future lease payments are:

2016	$4,022
2017	14,382
2018	11,984
2019	8,551
2020	2,022
$40,961

B. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The original lease provides for the Company to pay an annual rent of $63,600. The original lease period ends December 2016 with a 1 year renewal at the company’s option and a 2% rate increase. Occupancy costs for the nine months ended September 30, 2016 and 2015 were $48,200 and $45,000, respectively.

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of September 30, 2016, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $961 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of September 30, 2016, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. Another customer advanced $25,000 as a deposit towards progress payments on a $225,000 contract for engines to be delivered in 2017 and other customers advanced $ 15,700 on engine contracts.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the year ended December 31, 2015 and for the nine months ended September 30, 2016 the Company entered into no convertible note agreements. Prior convertible notes had conversion prices into common stock that ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

In the nine months ended September 30, 2016, the Company recorded a $11,680 non-cash charge to interest expense (reflective of debt discount amortization), and $3,320 of derivative gains related to adjusting the derivative liability to fair value. At September 30, 2016, the derivative related fair value of debt was $380,162.

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

NOTE 18 – SUBSEQUENT EVENTS

In the last quarter of 2016, the Company engaged in the following transactions:

a.	Placed purchase orders for the pre production manufacturing of 10 Mark 1 engines to test application and integration with customers’ systems

b.	The company entered into a consulting agreement on October 1, 2016 to assist in Investment Banking services in the amount of $10,000 per month for a period of 12 months.

c.	The Company entered into a consulting contract on October 24, 2016 to oversee and complete the process of its 2014 and 2015 audit in the amount of 10,000,000 shares for a period of three months.

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

Results of Operations

(unaudited)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue. The Company had $0 revenue in the quarters ended September 30, 2016 and September 30, 2015

Gross Margin. The Company had $0 gross margin in the quarters ended September 30, 2016 and September 30, 2015.

Operating Expenses. Operating expenses incurred for the quarter ended September 30, 2016 were $329,923 as compared to $231,332 for the same period in the previous year, an increase of $98,591 or 43%. R&D expenses were $45,628 or 44% lower largely due to a $60,000 inventory reserve provided for in 2015. General and administrative expenses increased by $144,572 (115%) primarily from higher audit and legal fees for the 2014 and 2015 audit, increased consulting expenses and increased patent maintenance fees (renewal timing).

Operating Loss. The operating losses for the quarters ended September 30, 2016 and 2015 were $329,923 and $231,332, respectively, an increased loss of $98,591 or 43%, due to the factors outlined above.

Other Income (Expense) The net other loss for the quarter ended September 30, 2016 was 32,371, versus a net loss of $65,864 for the comparable period or the prior year, a favorable variance of $ 33,493 (51%) primarily due to reduced interest expense.

Net Loss and Loss per Share. The net loss for the quarter ended September 30, 2016 was $362,294, compared to a net loss of $297,196 for the same period in the previous year. The unfavorable variance of $65,098 or 22 % primarily relates to the higher General and Administrative expense. The net income per weighted average share was $0.00 for the quarter ended September 30, 2016 and the net loss per weighted average share was $0.00 for the prior year comparable quarter.

Nine months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

Revenue. The Company had $0 revenue in the nine months ended September 30, 2016 and September 30, 2015.

Gross Margin. The Company had $0 gross margin in the nine months ended September 30, 2016 and September 30, 2015.

Operating Expenses. Operating expenses incurred for the nine months ended September 30, 2016 were $795,121 as compared to $820,944 for the same period in the previous year, a decrease of $65,823 or 3.1%. The decrease was due to lower research and development expenses of $159,942 or 55%, largely due to a $60,000 inventory reserve provided for in 2015 and a higher 2016 allocation of engineering labor to new engine WIP inventory. General and administrative expenses increased by $129,067 (25) %) primarily from higher audit and legal fees for the 2014 and 2015 audit, increased consulting expenses and increased patent maintenance fees (renewal timing).

Operating Loss. The operating losses for the nine months ended September 30, 2016 and 2015 were $735,121 and $820,944, respectively, a decrease of $25,823 or 3.1%, due to the factors outlined above.

Other Income (Expense) Net other income (loss) for the nine months ended September 30, 2016 was ($105,005) versus a loss of ($354,529) for the same period in the prior year, for a variance of $249,524 (70%). The net other 2016 loss included interest expense of $ 95,356, and a $57,383 loss on a debt conversion paid with restricted common stock, partially offset by a $44,000 gain on the sale of the Whe Gen investment.

Net other expense for the nine months ended September 30, 2015 was $(354,529) included interest expenses of $293,123 and a $50,000 loss on a debt conversion paid with restricted common stock.

Net Loss and Loss per Share. The net income for the nine months ended September 30, 2016 was a loss of $900,126, compared to a net loss of $1,175,473 for the same period in the previous year for a variance of $275,347 or 23 % The net income per weighted average share was $0.00 for the nine months ended September 30, 2016 and the net loss per weighted average share was $0.00 for the prior comparable nine month period.

Liquidity and Capital Resources

At September 30, 2016, the net working capital deficiency was $2,873926 as compared to a deficiency of $2,272,018 at December 31, 2015, an increase of $601,908 or 26%.

For the nine months ended September 30, 2016, cash increased by $1,387. Funds were provided by the $416,631 increase in notes, accounts payable and accruals to related parties, higher accounts payable and accrued expenses of $251,250, an increase in deferred revenue of $115,700, $90,725 in loan and note proceeds and $44,000 from the sale of the Whe Gen stock. Funds were used by the $900,126 loss and a $84,007 increase in inventory. Non-cash charges for the nine months were from: a $ 57,383 loss on liabilities and debt paid with common stock and $6,000 of expense paid with common stock.

For the nine months ended September 30, 2015 cash decreased by $278. This is reflective of funds provided by $50,000 of new debt funding, $315,437 increase in accounts payable and accruals, and a $379,208 increase in related party notes and accounts payables. Non-cash charges for the nine months were from the issuance of common stock for liability and debt settlement of $ 50,000 and the issuance of common stock, options and warrants for services of $63,377.

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company incurred substantial losses for the nine months ended September 30, 2016 of approximately $.9 million. Cumulative losses since inception are approximately $59.6 million. The Company has a working capital deficit at September 30, 2016 of approximately $2.9 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2016.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000 for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement.

In August 2015, the Company is subject to litigation of approximately $150,000 for non payment of a liability. The Company is seeking to arrange a settlement

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2016 the Company issued 80,000,000 shares of restricted common stock in settlement of a $216,000 liability.

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

