Form 10-K
period 2016-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2017-07-31
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed fiscal year was approximately $2,100,000.

The number of shares outstanding of the registrant’s common stock as of July 27, 2017 is 1,753,246,329

DOCUMENTS INCORPORATED BY REFERENCE—NONE

TABLE OF CONTENTS

FORM 10-K

Part I

Item 1. Business

Summary

Cyclone Power Technologies, a Florida corporation (OTCQB: CYPW) (the “Company,” “Cyclone,” or “we,” “our” is a clean-tech innovation company based in Pompano Beach, Florida. We were incorporated on July 5, 2007. Our mission is to develop power technologies that lead to more    efficient and diverse utilization of energy resources, less dependence on fossil fuels, and a cleaner environment.

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

We currently have three engines in development addressing markets that present what we believe to be the best and most immediate opportunities:

●	Our Mark 1 and Mark 3 model engines address the alternative energy markets to provide an external combustion engine able to burn various fuels providing power for usable mechanical and/or electric power. Our business model is to subcontract the manufacturing of these models and sell them to commercial customers and vertical partners starting in 2017.

●	Transportation and Equipment: Our Mark 5 model engine is a powerful, multi-fuel and clean burning demonstrator for the automotive, marine and off-road equipment markets. Our business model is to secure strong development partners in these sectors to provide program funding and support to allow us to complete a heavy equipment and vehicle integration in 2017.

●	Portable / Mobile Power: Our S-2 model engine was developed and accepted under a contract with the U.S. Army as a portable, multi-fuel power generator for vehicles and forward operating bases. We have licensed this technology to Falck Schmidt Defense Systems (“FSDS”) of Denmark, a worldwide military supplier. They will take the unit to a trial for military compliance.

The advantages of our technology have been widely recognized. We first caught the public eye as Popular Science Magazine’s Invention of the Year in 2008, and since then, we have secured engine development contracts with Raytheon, the U.S. Army, Phoenix Power Group (waste-to-energy), Combilift (European equipment manufacturer). FSDS (military supplier) and Integrated Biomass Energy System, FZ-LLC (“IBES”), a United Arab Emirates corporation. We have formed working relationships with other major defense and industrial groups, and teaming agreements with multiple “vertical” development partners that manufacture and distribute furnaces, gasifiers, electric generators and other synergistic technologies.

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

Based on our business model, our revenue will come from:

●	Development and engineering fees from customers, partners and licensees;

●	Direct sales revenue from engines we manufacture through sub contractors;

●	Up-front license fees and on-going royalties based on sales by our licensees.

●	Direct sales of Cyclone powered generators to distributors.

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

Research and Development Activities

As a technology research and development company, much of our annual expenses are dedicated towards R&D, including labor costs, material costs, tooling and equipment and other expenses required to run our business. Our R&D expenditures for 2016 and 2015 were $604,199 and $467,610, respectively.

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

Dependence on a few major customers

We have contracts for development and licensing of our engine technology: Combi-Lift LTD. (a global materials handling and lift equipment manufacturer based in Ireland), Falck Schmidt Defense Systems of Denmark (“FSDS”) (a global military products manufacturing and supplier), IBES (a producer of biomass furnace electric systems) and G2E (a solar engineering company for Mexico and South America). We have formed working relationships with other major industrial groups, and teaming agreements with manufacturers. Our licensee for waste heat to power, Q2 Power Inc., is currently in breach of their licensing agreement and has been formally notified to cure contract breaches.

Because of the diversification of applications, uses and business models, and the current stage of our development / product sales cycle, we do not believe that the loss of the licensee or development partner would have a material adverse impact on our current or future operations. Additionally, we are actively pursuing other licensees and development partners in other product categories.

Governmental regulation

Our Products. Power systems are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our engines, when they will ultimately be installed in power systems, will be subject to compliance with all current emissions standards imposed by the EPA, state regulatory agencies in the United States, including the California Air Resources Board (CARB), and other regulatory agencies around the world and established for power systems utilized in applications such as electric generators or off-highway industrial equipment. EPA and CARB regulations imposed on engines utilized in industrial off-highway equipment generally serve to restrict emissions, with a primary focus on oxides of nitrogen, particulate matter and hydrocarbons. Emission regulations for engines utilized in off-highway industrial equipment vary based upon the use of the equipment into which the engine is incorporated (such as stationary power generation or mobile off-highway industrial equipment), and the type of fuel used to drive the power system. Further, applicable emission thresholds differ based upon the gross power of an engine utilized in industrial off-highway equipment. Additionally, most emissions thresholds are designed for gasoline and diesel-powered “spark-ignited” internal combustion engines, and not external combustion engines like Cyclone’s engines. In 2015, Cyclone received EPA and CARB certifications for all fuels 25HP and below for power generation.

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

Employees. As of December 31, 2016, we had 6 full-time employees including management, and one part-time employee. We consider our relations with our employees to be good. None of our employees are covered under any labor union or collective bargaining agreement. As needed, we contract with specialized labor and consultants to control costs.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently operate in a 6,000 sf leased warehouse facility at a monthly rate of $5,661. Our address is 601 NE 26th Ct., Pompano Beach, FL 33064. The lease expired Dec 2016, and we are currently on a monthly basis. We believe these facilities are in good condition, but we still may need to expand our operating space further as our research and development efforts expand.

Item 3. Legal Proceedings

Effective May 8, 2015, the Company is subject to a default judgment in Dallas Texas of approximately $175,000 plus interest for non-payment of convertible debt and interest, attorney fees and court costs. The Company is negotiating a reduced settlement. A Judgment was entered in 160th District Court of Dallas county, Texas, Case No: DC-15-00829, on April 3, 2015, between the Company and JSJ Investments Inc. for default of convertible note. We entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017.

In August 2015, the Company is subject to a default judgment $166,000 plus interest for non- payment of a convertible warrant true up. The Company is seeking to arrange a reduced settlement. A judgment was entered in United States District Court of Utah, Central Division, case No: 215-cv-00536-PMW, on May 17, 2016, between the Company and Tonaquint Inc. for default of true up on a convertible warrant.

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

According to the records of our transfer agent and NOBO listing, as of March 31, 2017, there were approximately 4,700 shareholders of record of our common stock, and two shareholders of record of our Series B Preferred Stock.

Year Ended December 31, 2016

	High Bid Price	Low Bid Price
First Quarter	$0.0030	$0.0010
Second Quarter	0.0230	0.0010
Third Quarter	0.0028	0.0011
Fourth Quarter	0.0028	0.0016

Year ended December 31, 2015

	High Bid Price	Low Bid Price
First Quarter	$0.0021	$0.0002
Second Quarter	0.0090	0.0002
Third Quarter	0.0023	0.0005
Fourth Quarter	0.0030	0.0007

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

In addition, in this filing, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this filing. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this filing may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statement.

Overview

We are engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are current beta tested, pre-production tested or nearing completion with 2 models currently in limited production. While we started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. For us to maintain and expand our operations through the next 12 months, we will seek the completion of our manufactured products by our two manufacturers of the engines and the integration of the engines into a generator package to be sold to distributors. We will also continue license agreements and development agreements that provide up-front or progress payment funds to us. We also will continue to pursue raising capital by means of equity or debt offerings.

In 2015, the TARDAC (S2) engine was delivered, on time, and accepted, by the U.S. Army. This contract was for approximately $1.4 million. We have licensed this S2 technology to FSDS, to take it to TRL9 for military compliance. We have received $150,000 with another $75,000 due on delivery for 2 S2 systems. We have completed 80% of the testing and anticipate delivery and final payments within the next 1-2 months. We have also signed a long term license agreement with FSDS which also brings Cyclone into their organization as an R&D arm.

In 2017, with additional resources, our R&D team will also move towards completion of the Mark 5 project. This engine is to be delivered to Combilift for its clean-burning material lift equipment.. With respect to the Combilift contract, we are forecasting an additional $300,000 in revenue from the delivery of two Mark 5 engines to this customer. We are also pursuing other R&D contracts that both support and build-off of these two engine programs, inclusive of marine power applications.

Financing Transactions

In 2016, we financed our operations through funds generated from $94,725 in notes payable and an increase in trade accounts payables, accrued liabilities and payables and debt to related parties of approximately $962,000.

Corporate Structural Actions. We will continue to take decisive steps to mature our structure and operations to attract funding from investors with long range horizons and strategic partners who can add value from multiple directions. This type of funding is different from the convertible notes we used to finance us over the last few years.

Stock for Services and Contracts. During the year ended December 31, 2016, we issued 3 million shares of common stock for $6,000 of services. We also amortized (based on vesting) $2,526 of common stock options for employee services.

Stock for Liabilities. During the year ended December 31, 2016, we issued approximately 125.7 million shares of common stock in payment of approximately $241,000 of liabilities.

Research & Development. We invest considerably in the development of our technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of our engine technology. For 2016 our R&D expenses were $604,199. and for 2015, our R&D expenses were $467,610.

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

We review inventory for engine development on an ongoing basis for obsolescence as engine designs are revised, with resultant charges to R&D.

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

Our audited consolidated financial statements include our accounts and our 95% owned subsidiary, Cyclone Performance. We have eliminated all material inter-company transactions and balances in our consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with GAAP in the United States for financial information. In our management’s opinion, all adjustments considered necessary for a fair presentation of financial statements have been included and such adjustments are of a normal recurring nature.

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

Results of Operations –

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues and Gross Profit

There were no revenues or gross profit for the years ended December 31, 2016 and December 31, 2015.

Operating Expenses

Our operating expenses increased $451,924, or 40%, to $1,580,071 for the year ended December 31, 2016 compared to $1,128,147 for the comparable period in 2015. The majority of the increase was due to higher research and development expenses of $202,689 (74%) that were attributable to the complete expensing of engine developmental labor and overhead, and an increase in general and administrative expenses of $273,351 or 44%, (primarily consulting and timing of patent maintenance fees) and a charge of $41,252 for patent retirements. This was partially offset by a net $66,100 reduction in the inventory reserve provision.

Operating Loss

Our operating losses increase $451,924, or 40%, to $1,580,071 for the year ended December 31, 2016 compared to $1,128,147 for the comparable period in 2015.

Other Income (Expense)

Net other expense for the year ended December 31, 2016 was ($520,852) primarily attributable to non cash derivative expense of $370,519 and $141,450 of interest expense. Net other expense for the year ended December 31 2015 of $(342,156) was inclusive of interest expense of $348,858, and to derivative liability income of $56,702.

Net Income and Earnings per Share

Our net loss increased $630,620 or 43% to $2,100,923 for the year ended December 31, 2016 compared to a net loss of $1,470,303 for the comparable period in 2015. The decrease is due to the factors set forth above. The resulting net loss per weighted average share for 2016 and 2015 was ($0.00) and ($0.00), respectively.

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

Operating Expenses

Our operating expenses decreased $1,890,075, or 63%, to $1,128,147 for the year ended December 31, 2015 compared to $3,018,222 for the comparable period in 2014. The majority of the decrease was due to lower research and development expenses of $550,942 (54%) that were attributable the spin off in 2014 of the WHE engine as well as a reduction in staff and the 2014 loss on retirement of R&D equipment. This was partially offset by a $112,000 2015 inventory reserve. General and administrative expenses were lower by $1,237,049 (65%) due to reduced staffing and related expenses, lower stock based payments for services and cost controls reflective of funding considerations. Advertising and promotion expenses were $102,084 or 93% lower reflective of the 2014 $85,583 loss on the retirement of demonstration equipment.

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

Liquidity and Capital Resources

Our working capital deficiency increased by $1.7 million or 76%, to $4.0 million for the year ended December 31, 2016 compared $2.3 million for the comparable period in 2015. The variance is primarily due to the manufacturing material and WIP inventory reductions and higher: payables and accruals, notes and loans payable, derivative fair value liabilities and deferred revenue deposits.

For the year ended December 31, 2016, funds were provided by a $554,744 increase in accounts payable and accruals, a $407,426 increase in related party accounts payable, accruals and notes payable, a $170,941 reduction in inventory and a $175,700 increase in deferred revenue deposits. Funds were used by the net loss of $2,100,923. Included in the net loss is a net non-cash charge of $370,518 attributable to inclusion, (besides the underlying debt) in the fair value of derivative liabilities of note default judgments, default interest and related debt interest.

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

Cash Flow Management Plan

Through 2016, we collected contract progress payments and contract deposits of $175,000, and collected approximately $100,000 in traditional, non derivative related debt. In the second quarter of 2016, in recognition of the declining market value and low market volume, we sold all of our investment in Q 2 Power Technologies for $44,000.

In 2016, we have submitted approximately $3 million in grant (or grant-type) applications and proposals with various government offices, which could provide non-dilutive funding for our development.

Our auditors have issued a going concern opinion for the years ended December 31, 2015 and 2016. Management is optimistic, however, that revenue can be generated and funding can be secured to maintain operations and development at the current pace.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Engagement of New Independent Registered Accounting Firm and Dismissal of Independent Accounting Firms

On March 22, 2017, we appointed Soles, Heyn & Company LLP (SH) as our new independent registered accounting firm with respect to the fiscal year ended December 31, 2016. In addition, we engaged SH to review the quarterly financial statements of March 31, 2016, June 30, 2016, and September 30, 2016.

On July 25, 2016,we had appointed Anton & Chia,, LLP (A&C) as our new independent registered accounting firm with respect to the fiscal years ended December 31, 2015 and 2014. In addition, we had engaged A&C to review the quarterly financial statements of March 31, 2015, June 30, 2015, and September 30, 2015.

In March 2017, we terminated the engagement of Anton & Chia,, LLP (A&C) as our independent registered accounting firm. This action effectively dismissed A&C as our independent registered accounting firm. A&Cs reports on our consolidated financial statements for the fiscal years ended December 31, 2014 and 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern. Furthermore, since March, 2017, there have been no disagreements with A&C on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to A&C’s satisfaction, would have caused MF to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such periods.

On July 26, 2016, we terminated the engagement of Mallah Furman & Company, P.A.(“MF”) as our independent registered accounting firm. This action effectively dismissed MF as our independent registered accounting firm for the fiscal year ending December 31, 2014 and 2015. MF’s reports on our consolidated financial statements for the fiscal year ended December 31, 2013 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the report included an explanatory paragraph relating to an uncertainty as to our ability to continue as a going concern. Furthermore, since December 31, 2013, there have been no disagreements with MF on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MF’s satisfaction, would have caused MF to make reference to the subject matter of the disagreement in connection with its reports on our consolidated financial statements for such periods.

Except as noted in this paragraph, since January 1, 2014, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation SK.

Since July, 2016, neither us nor anyone acting on our behalf consulted SH or A&C, with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation SK.

Item 9A. Controls and Procedures

Disclosure Controls

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016.

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

Prior to her career in marine-based engine technology, Ms. Fruge spent over 10 years as an operating engineer for several oil refinery companies in Louisiana, including Conoco, and eight years as an auditor for Ernst & Ernst (the predecessor company to Ernst& Young). Ms. Fruge is also a certified industrial firefighter, is Chairman of the Board of the International Association for Advancement of Steam Power, Corp. (a 501c3) and is a former board member of the Steam Automobile Club of America. on the Board of the Steam Automobile Club of America.

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

We do not have an Audit Committee, however, we have hired a CPA consultant to assist with our SEC filings. We expect to add members to this committee in the near future. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to shareholders and the filing of our forms 10-Q and 10-K. Our Board will choose new committee members who qualify as “audit committee financial experts” as defined under the federal securities laws. The Audit Committee’s responsibilities are set forth in our Charter of Corporate Governance, a copy of which is currently available from us and is posted on our website.

We do not have a Compensation Committee, Nominating Committee or other committees at this time. We expect to create such committees in the future.

Director Independence

Our Board of Directors has adopted the definition of “independence” as described under the Sarbanes Oxley Act of 2002 (Sarbanes-Oxley) Section 301, Rule 10A-3 under the Securities Exchange Act of 1934 (the Exchange Act) and NASDAQ Rules 4200 and 4350. Our Board of Directors has determined that Messer’s Hasson and Dudzik currently meet the independence requirements.

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

Other Key, Non-Executive Personnel

Lawrence A. Bornstein, CPA, currently consults for us and advises on accounting matters and filings with the SEC. Mr. Bornstein has been a senior executive with over 29 years of experience in auditing, accounting, finance, operations, acquisitions/mergers and international licensing. Mr. Bornstein started his career at Arthur Anderson, where he rose to the position of Senior Manager, in their West Palm Beach office. He managed a diverse client base ranging from closely held small businesses to large international public corporations and non-profit entities. During his tenure at Arthur Andersen Mr. Bornstein was responsible for uncovering several major corporate frauds and leading subsequent investigations. He has testified at numerous depositions and has assisted counsel with interpretations of accounting principles, review and analysis of business records, assistance with discovery and preparation of analyses and reports.

He then transitioned to American Media, Inc. as V.P. Finance and Chief Accounting Officer, where he managed day to day oversight of accounting and various corporate acquisitions. Over the last decade Mr. Bornstein’s has held various positions at American Media, including Senior V.P General Manager & Administration/M&A, as well as General Manager of International Licensing and Syndication. Mr. Bornstein supervised an annual budget of over $400M in revenues, implemented various forecasting systems, procedures and controls, participated in acquisitions, managed several departments, prepared business plans and oversaw 43 licensed magazine editions in 58 Countries.

In addition, Mr. Bornstein has acted as an Independent Business Consultant, with engagements focusing on financial, accounting, operational and funding strategies for several organizations in the U.S.A. and Canada. Customers included companies in the environmental, emerging technology and food industries. Mr. Bornstein also has worked with several major private equity firms and investment banks on Wall Street.Mr. Bornstein graduated Cum Laude from UMass Amherst, where he earned a Bachelor of Business Administration degree in Accounting and a minor in Economics.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2016, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the years ended December 31, 2016.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Current Officers Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (S)	All Other Compensation ($)	Option Awards ($)	Total ($)
Harry Schoell	2016	$150,000	(1)	0	0	0	$1,230	$150,525
Chairman & CTO	2015	150,000	(1)	0	0	0	525	150,525

Frankie Fruge	2016	$125,000	(2)	0	0	0	$1,230	$125,525
Director & President	2015	125,000	(2)	0	0	0	525	125,525

Bruce Schames	2016	$72,000	(3)	0	0	0	$1,230	$72,525
CFO	2015	72,000	(3)	0	0	0	525	72,525

(1)	All of Mr. Schoell’s salary in 2016 and 2015 has been deferred until determined by the Board of Directors that we can afford to pay such salary. In 2015 Mr. Schoell forgave $325,000 of accrued salary.

(2)	All of Ms. Fruge’s salary in 2016 and 2015 has been deferred until determined by the Board of Directors that we can afford to pay such salary. In 2015 Ms. Fruge forgave $287,500 of accrued salary.

(3)	As of December 31, 2016, Mr. Schames had $132,725 of deferred salary, which will be paid when determined by the Board of Directors that we can afford to pay such salary. In 2015 Mr. Schames forgave $42,725 of accrued salary.

Employment Agreements

Harry Schoell. Mr. Schoell has an employment agreement with us providing for a base salary of $150,000 per year plus standard benefits. This compensation is currently being deferred until we have sufficient revenue to support its payment, and to date, he has not received any cash compensation under his agreement. Mr. Schoell converted $20,000 of deferred salary to common stock in 2010, and $24,000 to common stock in 2013 at current market prices. Mr. Schoell also converted 1.5 million shares of our common stock to a 2.5% equity interest in Cyclone Performance LLC in 2012. In 2014 Mr. Schoell converted $844,844 of unpaid deferred salary into 10,560,550 shares of common stock, and in 2015 Mr. Schoell forgave $325,000 of accrued salary. As of December 31, 2016, Mr. Schoell had $225,000 in unpaid, deferred salary due to him.

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

In 2014 Ms. Fruge converted $738,740 of unpaid deferred salary into 7,984,250 shares of common stock and in 2015 Ms. Fruge forgave $287,500 of accrued salary. As of December 31, 2016, Ms. Fruge had $185,500 in unpaid, deferred salary due to her.

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

Bruce Schames. Mr. Schames has an agreement with us providing for annual cash compensation of $60,000, $12,000 in restricted common stock and 600,000 common stock options. His year-to-year contract began June 1, 2010. Either Mr. Schames or us may terminate his employment on 60 days’ notice. If we terminate other than for “cause,” he shall receive his base compensation due through the date of termination plus a good faith repayment plan for any deferred and unpaid compensation. If Mr. Schames leaves or is terminated for “cause,” he shall not be paid any deferred compensation and any unvested options shall terminate immediately. “Cause” is defined as gross negligence or willful misconduct that injures or may reasonably injure us. Mr. Schames converted $55,292 of deferred salary to 691,152 shares of our common stock in 2014 and in 2015 Mr. Schames forgave $42,725 of accrued salary. As of December 31, 2016, Mr. Schames had $132,725 in unpaid deferred salary due to him.

CYCLONE OFFICER and DIRECTOR OPTIONS

As of Dec. 31 2016

Outstanding Equity Awards at December 31, 2016

The following table summarizes information concerning all stock option grants held by our named executive officers as of December 31, 2016.

All outstanding equity awards are options to purchase shares of common stock.

					Exercise or	Grant Date Fair
		Total	Number		Base Price of	Value of Stock		Number	Number Un-
	Option	Number	Exercisable	Number	Option	in Option	Option	Exercisable	exercisable
	Grant	Granted	(Vested)	Un-	Awards	Awards	Expiration	Date	Date
Name and Position	Dates	Granted	(1)	exercisable	($/Share)	($) (2)	Date	Vested	Expires

Harry Schoell	2007-2016	3,400,000	2,950,000	450,000	$.45-.$0003	$.45-.$0003	2017-2026	2008-2017	2017-2026
Chairman & Chief
Technology Officer

Frankie Fruge	2007-2016	3,400,000	2,950,000	450,000	$.45-.$0003	$.45-.$0003	2017-2026	2008-2017	2017-2026
Director & President

Bruce Schames	2010-2016	4,115,000	3,665,000	450,000	$.33-.0003	$.33-.0003	2012-2026	2011-2017	2017-2026
CFO

James Hasson-Director	-	-	-	-	-	-	-	-	-

Dennis Dudzik - Director	-	-	-	-	-	-	-	-	-
Total		10,915,000	9,565,000	1,350,000

(1) Options vest one year from the date of grant.

(2) We determined the grant date fair value of stock option awards using the methodology in footnote 10 to our Consolidated Financial Statements for the years ended December 31, 2016 and 2015.

Option Exercise and Stock Vesting

During 2016, none of the above named executive officers exercised any options, and 1.8 million executive officer and director options vested.

Compensation of the Board of Directors

The following table sets forth compensation to our non-employee directors during the year ended December 31, 2016 and 2015.

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock Awards ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Hasson	-	-	-	-	-	-
Dennis Dudzik	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series B Preferred Stock by each of our named Executive Officers and Board of Directors, and each shareholder who is known by us to own beneficially five percent (5%) or more of the outstanding stock of such class as of March 31, 2016. On March 31, 2017, there were 1,661,876,344 shares of common and 1,000 shares of Series B Preferred stock issued and outstanding.

Name and Address	Common Shares Beneficially Owned		%	Series B Pref. Shares Beneficially Owned		%
Harry Schoell, Chairman & Chief Technology Officer 601 NE 26th Ct. Pompano Beach, FL 33064	50,915,970	(1)	3.05%	797		80%

Frankie Fruge, President & Director 601 NE 26th Ct. Pompano Beach, FL 33064	20,434,206	(2)	1.22%	203		20%

Bruce Schames, CFO 601 NE 26th Ct. Pompano Beach, FL 3306	4,778,175	(3)	.29%	-		-

James Hasson Director 601 NE 26th Ct. Pompano Beach, FL 33064	-		-	-		-

Dennis Dudzik Director 601 NE 26th Ct. Pompano Beach, FL 33064	-		-	-		-

All Executive Officers as a Group (5 persons)	76,128,351		4.56%	-		-

TOTALS:	76,128,351		4.56%	1,000	*	100%

*	The 1,000 shares of Series B Preferred stock provide their holders a majority vote on all matters brought before the common stock shareholders.

(1)	Mr. Schoell’s total includes 2,950,000 vested common stock options, but excludes 450,000 unvested options awarded in 2016.

(2)	Ms. Fruge’s total includes 2,950,000 vested common stock options, but excludes 450,000 unvested options awarded in 2016.

(3)	Mr. Schames’ total includes 3,665,000 vested common stock options, but excludes 450,000 unvested options awarded in 2016.

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

We have an Operations Agreement dated July 2, 2007, with Schoell Marine, a company owned by Harry Schoell, providing equipment leasing, based upon cost and going market rates and though December 2015 office facility rental. At December 31, 2016, we owed to Schoell Marine $223,567, which is recorded as related party debt. The debt is callable at the discretion of Mr. Schoell. Through December 2015 we rented office space from Schoell Marine under this agreement at approximately $12.00/sf, which we believe to be at market rates.

As of December 31, 2016, we also had recorded $412,500 of accrued and deferred officer’s salaries to Mr. Schoell and Ms. Fruge, The accrued deferred salary can be paid to the officers if and when funds are available. These funds are accounted for as non-interest bearing accruals due on demand.

In 2012, Mr. Schoell and Ms. Fruge each acquired a 2.5% equity interest in Cyclone Performance LLC for 1.5 million shares of our stock each.

Item 14. Principal Accountant Fees and Services

The following table shows what, Soles, Heyn & Company, LLP and Anton & Chia LLP, our independent auditing firms, billed for audit and other services for the years ended December 31, 2016, and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit Fees – Soles, Heyn & Company, LLP	$-	$-
Audit Fees -Anton & Chia, LLP	20,000	35,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	-	-
Total	$20,000	$35,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016, and 2015	F-3

Consolidated Statements of Operations for the years ended December 31, 2016, and 2015	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2016 and 2015	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2016, and 2015	F-6

Notes to Consolidated Audited Financial Statements	F-7

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016, June 30, 2016 and March 31, 2016	F-21

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016	F-22

Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2016	F-23

Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2016	F-24

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016,six months ended June 30, 2016, and nine months ended September 30 2016	F-25

Notes to Unaudited Condensed Consolidated Financial Statements	F-26

(b) Exhibits

Exhibit No.	Description

3.1 *	Articles of Incorporation, dated June 14, 2007

3.2 *	Certificate of Domestication, dated June 14, 2007

3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011

3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007

3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009

3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010

3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010

3.8*	By-Laws of Cyclone Power Technologies, Inc.

3.09*	Written Consent of the Shareholders in lieu of a Meeting, dated December 19, 2013 Amendment to the

3.10*	Articles of Incorporation of the Company, dated January 31, 2014

10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge

10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell

10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC

10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan

10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson

10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames

10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.

10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC

10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.

10.10*	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.

10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.

10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.

10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC

10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.

10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.

10.16*†	Cyclone Power Technologies, Inc. 2012 Stock Option Plan

10.161*†	Asset Purchase Agreement, dated December 20, 2011, between Cyclone Power Technologies, Inc. and Advent Power Systems, Inc.

10.17*	Private Placement Purchase Agreement, by and between Cyclone Power Technologies, Inc. and GEM Global Yield Fund Limited, dated July 6, 2012

10.18*	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.19*	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.20*	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.21*	$500,000 Promissory by and between Cyclone Power Technologies, Inc and JMJ Financial, dated April 3, 2013

10.22*	Securities Purchase Agreement, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.23*	Convertible Promissory Note, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.24*	Warrant to Purchase Shares of Common Stock, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.25††	Securities Purchase Agreement by and between the Company and TCA, with an effective date of September 1, 2013.

10.25.1††	Amended and Restated Systems Application License Agreement between the Cyclone Power Technologies, Inc. and Phoenix Power Group LLC, dated September 30, 2013 and finalized on October 7, 2013.

10.26*	Senior Secured Redeemable Debenture by and between the Company and TCA, with an effective date of September 1, 2013.

10.27*	Security Agreement by and between the Company and TCA, effective f September 1, 2013.

10.28*	Security Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.29*	Guaranty Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.30*	Securities Purchase Agreement by and between the Company and LG, with a signing date of November 21, 2013.

10.31*	Convertible Promissory Note by and between the Company and LG, with a signing date of November 21, 2013.

10.32*	Securities Purchase Agreement by and between the Company and GEL, with a signing date of December 3, 2013.

10.33*	10% Convertible Redeemable Promissory Note by and between the Company and GEL, with a signing date of December 3, 2013.

10.34*	Securities Purchase Agreement by and between the Company and Peak One, dated December 17, 2013.

10.35*	Debenture by and between the Company and Peak One, issued December 17, 2013.

10.36*	Registration Rights Agreement by and between the Company and Peak One, issued December 17, 2013.

10.37*	Debt Purchase Agreement by and between the Union Capital LLC, TCA Global Credit Master Fund, LP and the Company, dated February 28, 2014.

10.38*	10% Convertible Redeemable Note by and between the Company and Union Capital LLC, issued February 28, 2014.3

10.39*	Draw on JMJ note 10.21* of $50,000 issued, June 23, 2014.

10.40*	Resignation of President, Christopher Nelson, July 17, 2014.

10.41*	Resignation of Board Member, Joel Myersohn, July 17, 2014.

10.42*	Note Payable 2 year simple interest $50,000 at 6% between the Company and A. Nikitina, issued January 6, 2015.

10.43*	Legal Judgment by JSJ $175,000 for inability to convert note, May 8, 2015.

10.44*	Resignation of Board Member, Lew Jaffee, July 31, 2015.

10.45*	Warehouse lease agreement for one year with EZCP for 601 building, December 11, 2015.

10.46*	License agreement with mergered 3R and IBES, February 14, 2016.

10.47*	License agreement with G2E, May 1, 2016.

10.48*	Development agreement with FSDS and appendix, June 15, 2016.

10.49*	Engagement of Anton & Chia LLP as new auditors June 17, 2016.

10.50*	Promissory note, 2 months term, simple interest $4,000 at 4% between the Company and Chad Tendrich, issued July 6, 2016.

10.51*	Legal Judgment by Tonaquint for $166,000 plus interest for non- payment of a convertible warrant true up, July 13, 2016.

10.52*	Convertible promissory note 6 months term, simple interest $46,000 at 10% between the Company and Chad Tendrich, issued July 26, 2016.

10.53*	Promissory note 6 week term interest payable in stock, $27,000, between the Company and S D White issued Sept. 1,2016.

10.54*	Increase in authorized common shares to 4 billion from 2 billion-September 6 2016.
10.55**	FSDS engineering development agreement June 1, 2016

10.56**	Larry Bornstein October 24, 2016 consulting agreement for 3 months.

10.57**	“Bornstein Consulting Agreement dated January 3, 2017” consulting agreement.

10.58**	FSDS technology license agreement dated January 26, 2017

10.59**	Tendrich Consulting Addendum #2 dated March 30, 2017

10.60**	Tendrich Consulting Agreement dated April 1, 2017

21 *	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer or Principal Executive Officer as stated under Florida Law Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cyclone Power Technologies, Inc.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer

Dated:	July 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer

Dated:	July 31, 2017

By:	/S/ FRANKIE FRUGE
Frankie Fruge
President, (principal executive officer) and Director

Dated:	July 31, 2017

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)

Dated:	July 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

      Board of Directors of Cyclone Power Technologies, Inc.

We have audited the accompanying balance sheet of Cyclone Power Technologies, Inc., as of December 31, 2016, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyclone Power Technologies, Inc., as of December 31, 2016 and results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 of the accompanying financial statements, the Company has had no revenues and has incurred losses since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Soles, Heyn & Company, LLP
Soles, Heyn and Company, LLP
West Palm Beach, Florida
July 31, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Cyclone Power Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Cyclone Power Technologies, Inc. (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and the results of its consolidated operations, changes in stockholders’ deficit and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ Anton & Chia, LLP

Newport Beach, California

March 16, 2017

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS

CURRENT ASSETS
Cash	$591	$-
Inventory, net	26,667	323,508
Other current assets	193	587
Total current assets	27,451	324,095

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	304,569
Accumulated depreciation	(209,498)	(178,049)
Net property and equipment	93,272	126,520

OTHER ASSETS
Patents, trademarks and copyrights	394,980	539,446
Accumulated amortization	(216,502)	(256,078)
Net patents, trademarks and copyrights	178,478	283,368
Other assets	7,862	8,062
Total other assets	186,340	291,430

Total Assets	$307,063	$742,045

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$3,221
Accounts payable and accrued expenses	1,472,851	1,159,133
Accounts payable and accrued expenses-related parties	545,225	210,225
Notes and other loans payable-current portion	512,642	357,737
Derivative liabilities	754,000	383,482
Notes and other loans payable-related parties	393,760	321,334
Capitalized lease obligations-current portion	14,312	12,950
Deferred revenue and license deposits	323,826	148,031
Total current liabilities	4,016,616	2,596,113

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	25,536	36,939
Notes and other loans payable-net of current portion	-	50,000
Total non-current liabilities	25,536	86,939

Total Liabilities	4,042,152	2,683,052

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2016 and December 31, 2016, respectively.	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,517,400,273, and 1,388,669,532 shares issued and outstanding at December 31, 2016, and December 31, 2015 respectively.	151,737	138,864
Additional paid-in capital	56,915,794	56,621,826
Treasury Stock 317,000 shares, at December 31, 2016, and December 31, 2015 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit	(60,828,659)	(58,727,736)
Total stockholders’ deficit - Cyclone Power Technologies Inc.	(3,764,128)	(1,970,046)
Non controlling interest in consolidated subsidiaries	29,039	29,039

Total Stockholders’ Deficit	(3,735,089)	(1,941,007)

Total Liabilities and Stockholders’ Deficit	$307,063	$742,045

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31 2016, AND 2015

	2016	2015

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

Gross profit	-	-

OPERATING EXPENSES
Advertising and promotion expenses	8,166	7,434
General and administrative
Retirement of patents	69,782	28,530
Other general and administrative	897,924	624,573
Total general and administrative	967,706	653,103
Research and development
Inventory reserve provision	125,900	192,000
Other research and development	478,299	275,610
Total research and development	604,199	467,610

Total operating expenses	1,580,071	1,128,147

Operating loss	(1,580,071)	(1,128,147)

OTHER (EXPENSE) INCOME
Other income (expense)
Other income and (expense)	(8,883)	(50,000)
Derivative income (expense) -notes payable	(370,519)	56,702
Interest (expense)	(141,450)	(348,858)

Total other income (expense)	(520,852)	(342,156)

Loss before income taxes	(2,100,923)	(1,470,303)
Income taxes	-	-

Net loss	$(2,100,923)	$(1,470,303)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,416,738,836	1,189,240,307

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2016

										Stockholders’
							Prepaid	Preferred		(Deficit)	Non Controlling
					Additional		Expenses	Stock		Cyclone	Interest	Total
	Preferred Stock B		Common Stock		Paid In	Treasury	via Common	Subscription	Accumulated	Power	In Consol.	Stockholders’
	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	(Deficit)	Tech. Inc.	Subsidiaries	(Deficit)

Balance, December 31, 2014	1,000	$-	861,315,576	$86,129	$55,026,213	$-	$(28,459)	$(6,000)	$(57,257,441)	$(2,179,558)	$29,047	$(2,150,511)

Issuance of options for employee services	-	-	-	-	2,526	-	-	-	-	2,526	-	2,526

Forgiveness of officers accrued salaries	-	-	-	-	655,225	-	-	-	-	655,225	-	655,225

Forgiveness of accrued rent, interest & other expenses due an officer’s company	-	-	-	-	710,272	-	-	-	-	710,272	-	710,272

Forgiveness of employees accrued salaries	-	-	-	-	18,970	-	-	-	-	18,970	-	18,970

Repayment of debt and interest with common stock	-	-	424,853,956	42,485	88,370	-	-	-	-	130,855	-	130,855
	-	-	-	-	-	-	-	-	-	-	-	-
Repayment of liabilities in common stock	-	-	92,500,000	9,250	57,250	-	-	-	-	66,500	-	66,500

Loss on debt paid with common stock	-	-	-	-	50,000	-	-	-	-	50,000	-	50,000

Cancellation of stock subscription receivable	-	-	-	-	-	(3,000)	-	3,000	-	-	-	-

Write-off of stock subscription receivable	-	-	-	-	-	-	-	3,000	-	3,000	-	3,000

Repayment of shares loaned by stockholder	-	-	10,000,000	1,000	13,000	-	-	-	-	14,000	-	14,000
										-	-	-
Allocation of loses of subsidiaries to non controlling interests	-	-	-	-	-	-	-	-	8	8	(8)	-

Amortization of expenses prepaid with common stock	-	-	-	-	-	-	28,459	-	-	28,459	-	28,459

Net loss year ended December 31, 2015	-	-	-	-	-	-	-	-	(1,470,303)	(1,470,303)	-	(1,470,303)

Balance, December 31, 2015	1,000	-	1,388,669,532	138,864	56,621,826	(3,000)	-	-	(58,727,736)	(1,970,046)	29,039	(1,941,007)

Issuance of options for employee services	-	-	-	-	2,526	-	-	-	-	2,526	-	2,526

Repayment of liabilities in common stock	-	-	125,730,741	12,573	228,359	-	-	-	-	240,932	-	240,932

Loss on debt paid with common stock	-	-	-	-	57,383	-	-	-	-	57,383	-	57,383

Issuance of common stock for services			3,000,000	300	5,700					6,000	-	6,000

Net loss year ended December 31, 2016	-	-	-	-	-	-	-	-	(2,100,923)	(2,100,923)	-	(2,100,923)

Balance, December 31, 2016	1,000	-	1,517,400,273	$151,737	$56,915,794	$(3,000)	$-	$-	$(60,828,659)	$(3,764,128)	$29,039	$(3,735,089)

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31, 2016, AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,100,923)	$(1,470,303)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	68,357	75,574
Provision for inventory reserve	125,900	192,000
Issuance of restricted common stock, options and warrants for services	2,526	2,526
(Gain) loss from derivative liability-notes payable	370,518	(56,702)
Amortization of derivative debt discount	11,680	174,043
Loss on debt conversion via common stock	57,383	50,000
Write-off of stock subscription receivables	-	3,000
Amortization of prepaid expenses and interest via common stock	-	28,459
Expenses paid with common stock	6,000	-
Write-off of expired patents	69,782	25,894
Loss on debt conversion via common stock-net
Changes in operating assets and liabilities:
(Increase) decrease in inventory	170,941	(46,465)
Decrease in other current assets	594	15,576
(Increase) in other assets	-	(5,387)
Cash overdraft	(3,221)	3,221
Increase in accounts payable and accrued expenses	554,744	483,129
Increase in accounts payable and accrued expenses-related parties	335,000	306,275
Increase in deferred revenue and deposits	175,700	25,404
Net cash used by operating activities	(155,019)	(193,756)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	(10,041)	(7,811)
Proceeds from notes and loans payable	94,725	50,000
Repayment of notes and loans payable	(1,500)	-
Increase in related party notes and loans payable-net	72,426	151,289
Net cash provided by financing activities	155,610	193,478

Net increase (decrease) in cash	591	(278)
Cash, beginning of year	-	278

Cash, end of year	$591	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$-	$14,491
Payment of income tax in cash	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 20,313,416 shares of Common stock for repayment of related party payables	$6,000	$-
Issuance of 125,730,741 shares of Common stock for liabilities	$240,932	$-
Issuance of 92,500,000 shares of Common stock for accrued expenses	$-	$66,500
Issuance of 424,853,956 shares of Common stock for debt and interest repayment	$-	$130,856
Value of shares repaid to stockholder	$-	$14,000
Forgiveness of deferred officers’ salaries	$-	$655,225
Forgiveness of accrued rent, interest and other expenses due officer’s company	$-	$710,272

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

Cyclone Power Technologies, Inc. (the “Company”, “our,” “Cyclone”) is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in September 2004. The LLLP was the original developer and intellectual property holder of the Cyclone engine technology. Initiated in 2016, the Company’s current business model, is to be primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology. Engines and related systems will be outsourced for manufacturing but the company will invoice customers. Our prior business model also included engine manufacturing.

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run various vehicles and vessels utilizing the Company’s engine. As of December 31, 2016 and 2015, the company had a 95% controlling interest in Cyclone Performance.

In 2010, the Company established a subsidiary WHE Generation Corp. f/k/a, Cyclone-WHE LLC (the “WHE Subsidiary”, “WheGen”), to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2014 the Company had sold most of its ownership and the balance was sold in the second quarter of 2016.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements.

Effective September 30, 2014, Cyclone sold most of its investment in the WHE Subsidiary and as of December 31, 2015 retained approximately a 2 million share non controlling (below 20%) interest in the WHE Subsidiary. This investment was deconsolidated on September 30, 2014 and the remaining investment was sold in the second quarter of 2016.

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

C. CASH

Cash includes cash on hand and cash in banks. At December 31, 2016 and 2015, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2016 and 2015, total anti-dilutive shares amounted to approximately 14.5 million and 13.5 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2016, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is not recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2013 through 2016.

F. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue will be recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone method recognition are evaluated and allocated as appropriate. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

H. INVENTORY

Inventory is recorded at the lower of cost or market. Based on our revised R&D company business model, commencing in 2016, costs include only material to develop a completed engine. In our former business model costs include material, labor and allocated overhead to manufacture a completed engine. These costs are periodically evaluated to determine if they have a net realizable value. If the net realizable value is lower than the carrying amount, a reserve is provided.

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

The summary of annual fair values and changing values of financial instruments as of January 1, 2015 through December 31 2015 and January 1, 2016 through December 31, 2016 is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology

Derivative liabilities 2015	$440,184	$(56,706)	$383,482	3	Stochastic Process Forecasting Model

Derivative liabilities 2016	$383,482	$370,518	$754,000	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the years ended December 31, 2016 and 2015 were $604,199 and $467,610, respectively.

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

In March 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)”. which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options, and requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One criterion is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the ASU on its financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. This standard amends and adjusts how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and will require adoption on a retrospective basis unless impractical. If impractical the Company would be required to apply the amendments prospectively as of the earliest date possible. The Company is currently evaluating the impact that ASU 2016-15 will have on its financial position, results of operations or cash flows.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of December 31, 2016, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through December 31,2016. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $2.10 million for the year ended December 31, 2016, and $1.5 million for the year ended December 31, 2015. The cumulative deficit since inception is approximately $60.8 million. The Company has a working capital deficit at December 31, 2016 of approximately $4.0 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Initiated in 2016, based on our revised R&D company business model, Inventory principally consists of raw material. to develop an engine. Under our prior business model, inventory consisted of raw material engine parts, work in process engines, labor and overhead, net of realization, valuation and obsolescence reserves. In the aggregate inventory is stated at the lower of cost or market.

Inventory, net consists of:

	December 31, 2016	December 31, 2015
Raw materials	$26,667	$323,508
Total	$26,667	$323,505

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2016	December 31, 2015
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	204,377
Total	302,770	304,569
Accumulated depreciation	(209,498)	(178,049)
Net property and equipment	$93,272	$126,520

Depreciation expense for the years ended December 31, 2016, and 2015 was $33,269 and $36,645, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2016, and 2015 were $178,478 and $283,368, respectively. For the years ended December 31, 2016, and 2015 the Company capitalized $0, and $0, respectively, of expenditures related to these assets. In 2016, and 2015 the Company recorded net charges of $69,782 and $28,530, respectively, included in general and administrative expenses, for various expired patents; the basic patents for the Cyclone technology are still protected.

As of December 31, 2016, the Company had 15 patents issued on its technology both in the U.S. and internationally. Pursuant to new US Patent Office regulations, upon approval, expired patents can be reestablished from inception.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the years ended December 31, 2016, and 2015 were $35,088 and $38,929, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	December 31, 2016	December 31, 2015

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$42,951	$34,558

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	72,793

10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	29,303	29,223

10% convertible notes payable maturing at various dates from February 2015 through August 2015 (F)	116,200	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 (G)	85,000	85,000

10% note payable, maturing Feb 3, 2017	50,000	-

Various notes payable, maturing 2016 and 2017	13,500	-

Note payable, maturing Oct 14 2016, (I)	27,000	-

10% Note payable, maturing January 26, 2017	46,000	-

Demand Note, (H)	6,725	-

Total non related party notes –net of discount	512,642	407,737

Less-Current Portion	512,642	357,737

Total non-current non related party	$-	$50,000

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default.

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At December 31, 2016, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). At December 31, 2016, the Company held 233.3 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(G)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company is seeking to arrange a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(H)	Note convertible into common stock at a 40% discount to 20 day market average.

(I)	Interest of $3,000 to be paid in 1,500,000 shares of restricted company common stock This note is in default.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	December 31, 2016	December 31, 2015

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$169,751	$117,734
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	107,842	103,328
12% non-collateralized loans from officer and shareholder, payable on demand	21,044	20,178
Accrued Interest	95,123	80,094
Total current related party notes, inclusive of accrued interest	$393,760	$321,334

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

In June 2015 Schoell Marine forgave $710,272 of principle and accrued interest on the note.

NOTE 7 – RELATED PARTY TRANSACTIONS-Deferred Compensation

Included in accounts payable and accrued expenses - related parties as of December 31, 2016, and December 31, 2015 are $412,500 and $137,500, respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

During the year ended December 31, 2016, the Company:

a-	Issued 125,730,741 shares of restricted common stock valued at $298,315 for payment of $240,932 of liabilities and incurred a $57,383 loss on this debt payment.

b-	Amortized (based on vesting) $2,526 of common stock options for employee services.

c-	Issued 3,000,000 shares of common stock valued at $6,000 for services

During the year ended December 31, 2015, the Company:

a-	Issued 92,500,000 shares of restricted common stock valued at $116,500 for payment of $66,500 of liabilities and incurred a $50,000 loss on this debt payment.

b-	Amortized (based on vesting) $2,526 of common stock options for employee services.

c-	Issued 424,853,956 shares of common stock valued at $130,855 as repayment of debt and related interest expense.

d-	Repaid a loan of 10,000,000 shares of stock from the Company’s Chairman and co-founder. which had been reissued pursuant to various debt covenants that had to be covered with stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, the company issued 1,800,000 common stock options, valued at $3,690 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0021 and with a maturity life of 10 years. For the years ended December 31, 2016, and December 31, 2015 the amortization of stock options was $2,526 and $2,526, respectively. The unamortized balance at December 31 2016 was $2,396.

A summary of the common stock options for the period from December 31, 2014 through December 31, 2016 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2014	11,090,000	$0.123	6.0
Options issued	1,800,000	.0009	9.6
Options exercised	-	-	-
Options cancelled	(510,000)	(.12)	-
Cancelled-old	-
Balance, December 31, 2015	12,380,000	$0.123	5.8
Options issued	1,800,000	.0021	9.6
Options expired	(150,000)	(.098)
Balance, December 31, 2016	14,030,000	$.096	5.3

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance December 31, 2016	12,230,000	$.11	4.6
Additional vesting by March 31, 2017	450,0000	.0002	9.0

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Risk free interest rate	.71%-1.4%	.89% -1.31%
Expected volatility	136% - 1.39%	102% - 131%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$.0019 -$.0024	$.0003 -$.0016

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

B. COMMON STOCK WARRANTS

During the year ended December 31, 2016, 625,000 warrants with an average exercise price of $.0144 expired.

A summary of outstanding vested warrant activity for the period from December 31, 2014 to December 31, 2016 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2014	3,633,692	$0.074	0.89

Warrants expired	(2,508,692)	(.148)

Balance, December 31, 2015	1,125,000	$.0042	2.05

Warrants expired	(625,000)	(.011)

Balance, December 31, 2016	500,000	$.08	.67

All warrants were vested and exercisable as of the date issued.

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2016 and 2015 are as follows:

	Year ended December 31, 2016		Year ended December 31, 2015
Tax benefit at U.S. statutory rate	$470,466	34%	$235,276	34%
State taxes, net of federal benefit	55,349	4	27,679	4
Change in valuation allowance	(525,818)	(38)	(262,955)	(38)
	-	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and December 31, 2015 consisted of the following:

Deferred Tax Assets	December 31, 2016	December 31, 2015
Net Operating Loss Carry-forward	$10,577,607	$9,924,492
Deferred Tax Liabilities – Accrued Officers’ Salaries	(900,306)	(795,805)
Net Deferred Tax Assets	9,677,301	9,128,687
Valuation Allowance	(9,677,301)	(9,128,687)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2016, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $22.8 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The original lease, was at an annual rent of $60,000. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs for the years ended December 31, 2016, and 2015 were $64,100 and $60,000, respectively.

B .CAPITALIZED LEASE OBLIGATIONS

In 2013 and 2014, the company acquired $45,566 of equipment via capitalized leases at interest rates ranging from 6.9% to 15.5%. Total lease payments made for the year ended December 31, 2016 were $10,042. The balance of capitalized lease obligations payable at December 31, 2016, and December 31, 2015 were $39,847 and $49,889, respectively. Future lease payments are:

2017	$14,312
2018	9,754
2019	8,127
2020	7,654
2021	0
$39,847

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of December 31, 2016, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of December 31, 2016, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. In 2016, 3 other customers advanced $175,700 as deposits towards payments on $355,000 of contracts for engines currently estimated to be delivered in 2017 and license deposits.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Prior to 2015, the Company entered into convertible note agreements (subject to derivative accounting treatment). The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

In the year ended December 31, 2016, the Company recorded a $11,680 non-cash charge to interest expense (reflective of debt discount amortization), and $370,519 of derivative loss related to adjusting the derivative liability to fair value. At December 31, 2016, the derivative related fair value of debt was $754,000. The significant increase in the derivative loss was the inclusion of default judgments, default and accrued interest in the fair market debt calculation.

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

The Company calculates the estimated fair values of the liabilities for derivative instruments at each quarter-end using the Stochastic Process Forecasting models (Monte Carlo simulations). Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities are indicated in the table below. The volatility was based on historical volatility, the expected term is equal to the remaining term of the debt and the risk free rate is based upon rates for treasury securities with the same term.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Volatility	71%- 91%	103%- 343%
Risk Free Rate	.02% - .28%	.01% - .28%
Expected Term (years)	0 – 1.05	0 – 1.05
Dividend Rate	0%	0%

NOTE 17 – LITIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at December 31 2016, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

In August 2015, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017.

As at December 31, 2016, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

NOTE 18 – SUBSEQUENT EVENTS

In the first and second quarters of 2017, the Company engaged in the following transactions:

a-	The Company issued approximately 6.4 million shares of common stock value at $5,096 for services.

b-	The Company issued 70 million shares of common stock in payment of a $123,000 accrued liability for services.

c-	The Company issued 100 million shares of common stock in settlement of a $49,000 note payable and related interest

d-	The Company issued approximately 44.5 million shares of common stock pursuant of conversion of approximately $34,000 of note payable an related interest.

In January 2017 Falck Schmidt Defense Systems (“FSDS”) of Denmark signed an Exclusive Worldwide Technology License Agreement to use the Cyclone engine technology for both military and aerospace power applications. For each Cyclone engine that FSDS manufactures Cyclone will receive a royalty. Additionally these contracts call for Cyclone to be the R&D arm of FSDS.

Through the first half of 2017, the company received funds of approximately $153,000 from current derivative and non-derivative note holders.

The Company entered into a consulting contract on January 3, 2017 to oversee and complete the process of its 2016 audit and to provide other financial consulting. Compensation is to be in the amount of 10,000,000 shares per month for a period of twelve months.

The Company entered an addendum to a consulting agreement “Tendrich Consulting Addendum # 2 dated March 30,2017.” The Addendum calls for a one time payment of 50,0000,000 shares for additional responsibilities performed.

The Company entered into a consulting contract on April 1, 2017 “ Tendrich consulting Agreement dated April 1, 2017” to provide the directors and executives guidance on certain matters. Compensation is to be in the amount of $10,000 of Restricted Stock per month for a period of twelve months, with an optional twelve month extension.

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2016, JUNE 30, 2016 AND MARCH 31, 2016

(UNAUDITED)

	March 31 2016	June 30, 2016	September 30, 2016

ASSETS

CURRENT ASSETS
Cash	$-	$14,861	$1,387
Inventory, net	337,959	349,513	407,515
Other current assets	587	250	1,400
Total current assets	338,546	364,624	410,302

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770	302,770
Accumulated depreciation	(184,981)	(193,577)	(202,153)
Net property and equipment	117,789	109,193	100,617

OTHER ASSETS
Patents, trademarks and copyrights	539,446	539,446	539,446
Accumulated amortization	(264,999)	(273,622)	(282,414)
Net patents, trademarks and copyrights	274,447	265,824	257,032
Other assets	8,062	8,062	8,062
Total other assets	282,509	273,886	265,094

Total Assets	$738,844	$747,703	$776,013

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$3,068	$-	$-
Accounts payable and accrued expenses	1,253,933	1,337,627	1,264,939
Accounts payable and accrued expenses-related parties	293,975	377,725	461,475
Notes and other loans payable-current portion	422,930	424,917	508,642
Derivative liabilities	381,161	380,705	380,162
Notes and other loans payable-related parties	385,511	385,304	391,132
Capitalized lease obligations-current portion	13,426	13,916	14,052
Deferred revenue and license deposits	153,731	188,826	263,826
Total current liabilities	2,907,735	3,109,020	3,284,228

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	32,341	28,219	26,909

Total non-current liabilities	32,341	28,219	26,909

Total Liabilities	2,940,076	3,137,239	3,311,137

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	-	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,388,669,532, 1,437,400,273 and 1,517,400,273 shares issued and outstanding at March 31, 2016, June 30, 2016 and September 30, 2016, respectively.	138,864	143,738	151,738
Additional paid-in capital	56,622,211	56,706,255	56,914,961
Treasury Stock, 317,000 shares, at cost.	(3,000)	(3,000)	(3,000)
Accumulated deficit	(58,988,346)	(59,265,568)	(59,627,862)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(2,230,271)	(2,418,575)	(2,564,163)
Non controlling interest in consolidated subsidiaries	29,039	29,039	29,039

Total Stockholders’ Deficit	(2,201,232)	(2,389,536)	(2,535,124)

Total Liabilities and Stockholders’ Deficit	$738,844	$747,703	$776,013

The accompanying notes are an integral part of these consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31
	2016	2015

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

Gross profit	-	-

OPERATING EXPENSES
Advertising and promotion	5,291	254
General and administrative	190,619	271,579
Research and development	34,693	106,927

Total operating expenses	230,603	378,760

Operating loss	(230,603)	(378,760)

OTHER (EXPENSE) INCOME
Other (expense)	500	(50,000)
Derivative income (expense)	2,321	(17,654)
Interest (expense)	(32,828)	(141,223)

Total other (expense)	(30,007)	(208,877)

Loss before income taxes	(260,610)	(587,637)
Income taxes	-	-

Net loss	$(260,610)	$(587,637)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,388,669,532	972,124,660

The accompanying notes are an integral part of these condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	5,839	434	548	180
General and administrative	385,509	401,014	194,890	129,435
Research and development	73,850	188,164	39,157	81,237

Total operating expenses	465,198	589,612	234,595	210,852

Operating loss	(465,198)	(589,612)	(234,595)	(210,852)

OTHER (EXPENSE) INCOME
Other income (expense)	(12,969)	(50,000)	(13,469)	-
Derivative income(expense)	2,777	(10,811)	456	6,843
Interest (expense)	(62,442)	(227,854)	(29,614)	(86,631)

Total other (expense)	(72,634)	(288,665)	(42,627)	(79,788)

Loss before income taxes	(537,832)	(878,277)	(277,222)	(290,640)
Income taxes	-	-	-	-

Net loss	$(537,832)	$(878,277)	$(277,222)	$(290,640)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,393,890,683	1,082,119,889	1,403,288,754	353,877,991

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

Gross margin	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	7,986	2,934	2,147	2,500
General and administrative	655,309	526,241	269,801	125,227
Research and development	131,827	291,769	57,977	103,605

Total operating expenses	795,122	820,944	329,925	231,332

Operating loss	(795,122)	(820,944)	(329,925)	(231,332)

OTHER (EXPENSE) INCOME
Other income (expense)	(12,968)	(50,000)	-	-
Derivative income (expense)	3,320	(11,406)	543	(595)
Interest (expense)	(95,356)	(293,123)	(32,914)	(65,269)

Total other (expense)	(105,004)	(354,529)	(32,371)	(65,864)

Loss before income taxes	(900,126)	(1,175,473)	(362,296)	(297,196)
Income taxes	-	-	-	-

Net loss	$(900,126)	$(1,175,473)	$(362,296)	$(297,196)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	1,403,414,280	1,145,656,355	1,445,400,243	1,346,156,963

See accompanying notes to the condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended		Six Months Ended		Nine Months Ended
	March 31,		June 30,		September 30,
	2016	2015	2016	2015	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(260,610)	$(587,637)	$(537,832)	$(878,277)	$(900,126)	$(1,175,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,653	19,078	34,872	38,031	52,240	56,810
Issuance of restricted common stock, options and warrants for services	-	62,084	987	62,953	1,693	63,377
Loss on debt paid with common stock	-	50,000	57,383	50,000	57,383	50,000
Amortization of prepaid interest expenses via common stock & warrants	-	28,459	6,000	-	6,000	-
(Gain) loss from derivative liability-notes payable	(2,321)	17,654	(2,777)	10,811	(3,320)	11,406
Amortization of derivative debt discount	8,193	78,861	11,680	132,531	11,680	157,507
Interest paid with common stock	-	11,372	-	11,371	-	12,394
Amortization of prepaid expenses via common stock & warrants	385	-	-	28,459	-	28,459
Changes in operating assets and liabilities:			-	-
(Increase) decrease in inventory	(14,451)	(45,759)	(26,005)	(46,417)	(84,007)	13,533
Increase in other current assets	-	15,116	337	15,240	(813)	15,365
Decrease in cash overdraft	(153)	0	(3,221)	1,228	(3,221)	3,027
Increase in accounts payable and accrued expenses	94,799	177,782	203,521	226,286	251,250	315,437
Increase in accounts payable and accrued expenses-related parties	83,750	83,750	167,500	186,470	346,833	361,522
Increase in deferred revenue and deposits	5,700	-	40,700	25,000	115,700	25,403
Net cash used in operating activities	(67,055)	(89,240)	(46,855)	(136,314)	(148,708)	(61,233)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	(4,122)	(1,370)	(7,754)	(5,254)	(8,928)	(6,731)
Proceeds from notes and loans payable	7,000	50,000	7,000	50,000	90,725	50,000
Repayment of notes and loans payable	-	-	(1,500)	-	(1,500)	-
Increase in related party notes and loans payable-net	64,177	40,339	63,970	91,290	69,798	17,686
Net cash provided by financing activities	67,055	88,969	61,716	136,036	150,095	60,955

Net increase (decrease) in cash	-	(271)	14,861	(278)	1,387	(278)
Cash, beginning of period	-	278	-	278		278

Cash, end of period	$-	$7	$14,861	$-	$1387	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$1,603	$10,869	$3,379	$11,372	$4,232	$13,836
Payment of Taxes	-	-	-	-	-	-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 40,000,000 shares of Common stock for liability settlement	$-	$14,000	$-	$14,000	$-	$14,000
Issuance of 5,250,000 shares of Common stock pursuant to prior year common stock price guarantees	$-	$52,500	$-	$52,500	$-	$52,500
Issuance of 328,161,744 shares of Common stock for debt repayment	$-	$109,462	$-	$109,462	$-	$-
Issuance of 35,959,970 shares of Common stock for debt interest	$-	$11,372	$-	$11,372	$-	$-
Issuance of 45,730,741 shares of Common stock for liability settlements	$-	$-	$24,932	$-	$-	$-
Issuance of 3,000,000 shares of Common stock for services	$-	$-	$6,000	$-	$6,000	$-
Issuance of 125,730,741 shares of Common stock for liability settlements	$-	$-	$-	$-	$240,932	$-
Issuance of 328,707,198 shares of Common stock for debt repayment	$-	$-	$-	$-	$-	$118,462
Issuance of 42,146,758 shares of Common stock for debt interest	$-	$-	$-	$-	$-	$12,392
Foregivness of deferred officers salaries	$-	$-	$-	$-	$-	$655,225
Foregivness of accrued rent, interest and other expenses due officer’s company	$-	$-	$-	$-	$-	$710,272

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. We follow the same accounting policies in preparation of interim reports as we do in our annual reports.

Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. We suggest that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report for the year ended December 31, 2016.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $.9 million for the nine months ended September 30, 2016 and the cumulative deficit since inception to September 30, 2016 is approximately $59.6 million,. The Company has a working capital deficit at September 30, 2016 of approximately $2.9 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The ability of the Company to continue as a going concern is dependent on management’s plans which include continuation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt and advances from strategic partners and deferred payments to related parties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Cumulatively, for the nine months ended September 30, 2016, related party indebtness increased $416,631 from December 31, 2015.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, Chairman and CTO (previously, CEO), at $150,000 per year and Frankie Fruge, President, at $120,000 per year; (collectively, the “Executives”). These agreements provide for a term of three (3) years from their Effective Date (July 2007 with automatically renewing successive one year periods starting on the end of the second anniversary of the Effective Date. If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to the Executive were he/she not terminated, during the 12 months following his or her termination

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (unaudited)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue. The Company had no revenues in the quarters ended March 31 2016 and March 31, 2015.

Gross Margin. In the quarters ended March 31, 2016 and 2015, the company has no gross margins.

Operating Expenses.

Operating expenses incurred for the quarter ended March 31, 2016 were $220,603 as compared to $378,760 for the same period in the previous year, a reduction of $148,157 or 39%. The majority of the decrease was due to a reduction in General and Administrative expenses of $80,960 (30%): staffing, insurance and professional fees. Research and Development expenses were lower by $72,234 or 68%, reflective of staff reduction.

Operating Loss. The operating losses for the quarters ended March 31, 2016 and 2015 were $230,603 and $378,760, respectively, a reduced loss of $148,157 or 39%, due to the factors outlined above.

Other Expense. Other expense for the quarter ended March 31, 2016 was $30,007 versus $208,877 for the same period in the prior year, a reduction of $178,870 or 86%.,

The 2016 net other expense included $32,828 of interest expense. The 2015 other expenses included $62,362 of interest expense, $78,861 of derivative accounting related interest charges and a loss of $50,000 from debt settled with common stock.

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

For the three months ended March 31, 2016, cash decreased by $0. This is reflective of funds used by the net loss of $260,610 and the $14,451 increase in inventory. Funds were provided by debt proceeds of $7,000, higher accounts payable and accrued expenses of $94,799 and an increase of $147,927 in related party notes payables and accrued expenses.

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

Other Income (Expense) The net other loss for the quarter ended June 30, 2016 was ($42,627) versus a net loss of ($79,788) for the comparable period of last year, a favorable variance of $37,161 or 47%. The 2016 net other expense included a $44,000 gain on the sale of the Whe Gen stock, a $57,383 loss on debt paid with stock and interest expense of $29,614

Net other expense for the quarter ended June 30, 2015 was $79,788, primarily due to interest expense of $86,631.

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

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenue. The Company had $0 revenue in the six months ended June 30, 2016 and June 30, 2015.

Gross Margin. The Company had $0 gross margin in the six months ended June 30, 2016 and June 30, 2015.

Operating Expenses. Operating expenses incurred for the six months ended June 30, 2016 were $465,198 as compared to $589,612 for the same period in the previous year, a decrease of $124,414 or 21%. The decrease was due to a reduction in research and development staff and expenses of $114,314 or 61%, Also, general and administrative expenses decreased by $15,505 (4%) primarily from a reduction professional and consulting expenses partially offset by reduced stock issued for services.

Operating Loss. The operating losses for the six months ended June 30, 2016 and 2015 were $465,198 and $589,612, respectively, a decrease of $124,414 or 21%, due to the factors outlined above.

Other Income (Expense) Net other expense for the six months ended June 30, 2016 was ($72,634) versus ($288,665) for the comparable period of the prior year, a favorable variance of $216,031 or 75%. The 2016 net expense included interest expenses of $62,442, and a $57,383 loss on a debt conversion paid with restricted common stock, partially offset by a $44,000 gain on the sale of the Whe Gen investment.

Net other expense for the six months ended June 30, 2015 was $(288,665) included interest expenses of $227,854, and a $50,000 loss on a debt conversion paid with restricted common stock.

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

For the six months ended June 30, 2016, cash increased by $14,861. Funds were provided by the $231,470 increase in notes, accounts payable and accruals to related parties, higher accounts payable and accrued expenses of $203,521. Funds were used by the $537,832 loss and a $26,005 increase in inventory. Non-cash charges for the six months were from: a $24,932 loss on liabilities and debt paid with common stock and $6,000 of expense paid with common stock.

The six months ended June 30, 2015, cash increased by $0. Funds were used by the net loss of ($878,277), and $46,417 higher inventory. Funds were provided by $50,000 of new debt financing, a $277,760 increase in related party debt and accrued expenses, an a $226,286 increase in accounts payable and accrued expenses. Non-cash charges for the six months were from the issuance of common stock and options for services of $62,953, a $50,000 loss on liabilities and debt paid with common stock, and $132,531 of amortization of derivative debt discount.

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

Other Income (Expense) The net other loss for the quarter ended September 30, 2016 was 32,371, versus a net loss of $65,864 for the comparable period or the prior year, a favorable variance of $33,493 (51%) primarily due to reduced interest expense.

Net Loss and Loss per Share. The net loss for the quarter ended September 30, 2016 was $362,294, compared to a net loss of $297,196 for the same period in the previous year. The unfavorable variance of $65,098 or 22% primarily relates to the higher General and Administrative expense. The net income per weighted average share was $0.00 for the quarter ended September 30, 2016 and the net loss per weighted average share was $0.00 for the prior year comparable quarter.

Nine months Ended September 30, 2016 Compared to Six Months Ended September 30, 2015

Revenue. The Company had $0 revenue in the nine months ended September 30, 2016 and September 30, 2015.

Gross Margin. The Company had $0 gross margin in the nine months ended September 30, 2016 and September 30, 2015.

Operating Expenses. Operating expenses incurred for the nine months ended September 30, 2016 were $795,122 as compared to $820,944 for the same period in the previous year, a decrease of $25,822 or 3.1%. The decrease was due to lower research and development expenses of $159,942 or 55%, largely due to a $60,000 inventory reserve provided for in 2015 and a higher 2016 allocation of engineering labor to new engine WIP inventory. General and administrative expenses increased by $129,067 (25) %) primarily from higher audit and legal fees for the 2014 and 2015 audit, increased consulting expenses and increased patent maintenance fees (renewal timing).

Operating Loss. The operating losses for the nine months ended September 30, 2016 and 2015 were $795,121 and $820,944, respectively, a decrease of $25,822 or 3.1%, due to the factors outlined above.

Other Income (Expense) Net other income (loss) for the nine months ended September 30, 2016 was ($105,005) versus a loss of ($354,529) for the same period in the prior year, for a variance of $249,524 (70%). The net other 2016 loss included interest expense of $95,356, and a $57,383 loss on a debt conversion paid with restricted common stock, partially offset by a $44,000 gain on the sale of the Whe Gen investment.

Net other expense for the nine months ended September 30, 2015 was $(354,529) included interest expenses of $293,123 and a $50,000 loss on a debt conversion paid with restricted common stock.

Net Loss and Loss per Share. The net income for the nine months ended September 30, 2016 was a loss of $900,126, compared to a net loss of $1,175,473 for the same period in the previous year for a variance of $275,347 or 23% The net income per weighted average share was $0.00 for the nine months ended September 30, 2016 and the net loss per weighted average share was $0.00 for the prior comparable nine month period.

Liquidity and Capital Resources

At September 30, 2016, the net working capital deficiency was $2,873,926 as compared to a deficiency of $2,272,018 at December 31, 2015, an increase of $601,908 or 26%.

For the nine months ended September 30, 2016, cash increased by $1,387. Funds were provided by the $416,631 increase in notes, accounts payable and accruals to related parties, higher accounts payable and accrued expenses of $251,250, an increase in deferred revenue of $115,700, $90,725 in loan and note proceeds and $44,000 from the sale of the Whe Gen stock. Funds were used by the $900,126 loss and a $84,007 increase in inventory. Non-cash charges for the nine months were from: a $57,383 loss on liabilities and debt paid with common stock and $6,000 of expense paid with common stock.

For the nine months ended September 30, 2015 cash decreased by $278. This is reflective of funds provided by $50,000 of new debt funding, $315,437 increase in accounts payable and accruals, and a $379,208 increase in related party notes and accounts payables. Non-cash charges for the nine months were from the issuance of common stock for liability and debt settlement of $50,000 and the issuance of common stock, options and warrants for services of $63,377.

