Form 10-Q
period 2017-03-31
CYCLONE POWER TECHNOLOGIES INC
filed 2017-08-04
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

As of July 27, 2017, there were 1,753,246,329 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$546	$591
Inventory, net	26,667	26,667
Other current assets	193	193
Total current assets	27,406	27,451

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(216,843)	(209,498)
Net property and equipment	85,927	93,272

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(222,864)	(216,502)
Net patents, trademarks and copyrights	172,116	178,478
Other assets	7,862	7,862
Total other assets	179,978	186,340

Total Assets	$293,311	$307,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,750,040	$1,472,851
Accounts payable and accrued expenses-related parties	628,975	545,225
Notes and other loans payable-current portion	466,642	512,642
Derivative liabilities	1,045,001	754,000
Notes and other loans payable-related parties	389,217	393,760
Capitalized lease obligations-current portion	14,312	14,312
Deferred revenue and license deposits	323,826	323,826
Total current liabilities	4,618,013	4,016,616

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	25,536	25,536
Total non-current liabilities	25,536	25,536

Total Liabilities	4,643,549	4,042,152

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	-	-
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 1,617,400,273 and 1,517,400,273 shares, issued and outstanding March 31, 2017 and December 31, 2016 respectively.	166,186	151,737
Additional paid-in capital	57,088,983	56,915,794
Treasury Stock, 317,000 shares at March 31, 2017 and December 31, 2016 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit	(61,631,446)	(60,828,659)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(4,379,277)	(3,764,128)
Non controlling interest in consolidated subsidiary	29,039	29,039
Total Stockholders’ Deficit	(4,350,238)	(3,735,089)

Total Liabilities and Stockholders’ Deficit	$293,311	$307,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

Gross profit	-	-

OPERATING EXPENSES
Advertising and promotion	180	5,291
General and administrative	317,555	190,619
Research and development	40,676	34,693

Total operating expenses	358,411	230,603

Operating loss	(358,411)	(230,603)

OTHER (EXPENSE) INCOME
Other (expense)	(70,934)	500
Derivative (expense) income	(323,467)	2,321
Interest (expense)	(49,974)	(32,828)

Total other (expense)	(444,375)	(30,007)

Loss before income taxes	(802,786)	(260,610)
Income taxes	-	-

Net loss	$(802,786)	$(260,610)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,551,847,880	1,388,669,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(802,786)	$(260,610)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,707	17,653
Issuance of restricted common stock, options and warrants for services	923	385
Loss on debt paid with common stock	70,934	-
Loss (gain) from derivative liability-notes payable	323,468	(2,321)
Amortization of derivative debt discount	-	8,193
Changes in operating assets and liabilities:
(Increase) in inventory	-	(14,451)
Increase in accounts payable and accrued expenses	289,502	94,799
Decrease in cash overdraft	-	(153)
Increase in accounts payable and accrued expenses-related parties	83,750	83,750
Increase in deferred revenue and deposits	-	5,700
Net cash used by operating activities	(20,502)	(67,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	-	(4,122)
Proceeds from notes and loans payable	25,000	7,000
(Decrease) increase in related party notes and loans payable-net	(4,543)	64,177
Net cash provided by financing activities	20,457	67,055

Net (decrease) in cash	(45)	-
Cash, beginning of period	591	-

Cash, end of period	$546	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$-	$1,603
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 100,000,000 shares of Common stock for liability settlement	$49,066	$-
Issuance of 44,476,071 shares of Common stock for debt and interest settlement	$34,246	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

Cyclone Power Technologies, Inc. (the “Company”, “our,” “Cyclone”) is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in September 2004. The LLLP was the original developer and intellectual property holder of the Cyclone engine technology. Initialed in 2016, the Company’s current business model, is to be primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology. Engines and related systems will be outsourced for manufacturing but the company will invoice customers. Our prior business model also included engine manufacturing.

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. At March 31, 2017 the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal journal entries considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Complete financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31,2017.

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

The financial statements presented for the three months ended March 31, 2017 and 2016 are unaudited.

C. CASH

Cash includes cash on hand and cash in banks. At March 31, 2017 and December 31, 2016, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2017 and 2016, total anti-dilutive shares amounted to approximately 14.9 and 13.8 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2016 and March 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2014 through 2016.

F. REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605, “Revenue Recognition – Multiple Element Arrangements”, and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue is recognized at the date of shipment of engines and systems, engine prototypes, engine designs or other deliverables to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Revenue from contracts for multiple deliverables and milestone method recognition would be evaluated and allocated as appropriate. Payments received before all of the relevant criteria for revenue recognition will be satisfied are recorded as deferred revenue on the condensed consolidated balance sheets. The Company does not allow its customers to return prototype products. Current contracts do not require the Company to provide any warranty assistance after the “deliverable” has been accepted.

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

H. INVENTORY

Inventory is recorded at the lower of cost or market. Based on our revised R&D company business model, commencing in 2016, costs include material to develop a completed engine. In our former business model, costs include material, labor and allocated overhead to manufacture a completed engine.

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

The summary of fair values and changing values of financial instruments as of January 1, 2017 (beginning of period) and March 31, 2017 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$754,000	$291,001	$1,045,001	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three months ended March 31, 2017 and 2016 were $40,676 and $34,693, respectively.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued the following in 2017:

Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). The Company is still in the process of evaluating the effect of adoption on its financial position, results of operations and cash flows, and the effective date of application is 2018.

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This addresses the accounting for share-based payment transactions and includes the recognition of the income tax effects of awards that vest or settle as income tax expense and clarification of the presentation of certain components of share-based awards in the statement of cash flows.

We are still in the process of evaluating the effect of adoption on its financial position, results of operations and cash flows, and the effective date of application is 2018.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of March 31, 2017, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through March 31, 2017. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $0.8 million and $0.3 million for the three months ended March 31, 2017 and 2016 respectively. The cumulative deficit since inception is approximately $61.6 million. The Company has a working capital deficit at March 31, 2017 of approximately $4.6 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of debt, advance contract payments (deferred revenue), advances from and deferred payments to related parties and the timing of payment of accrued liabilities.

NOTE 3 – INVENTORY, NET

Inventory principally consists of raw material to develop an engine and it is stated at the lower of cost or market.

Inventory, net consists of:

	March 31, 2017	December 31, 2016
Raw materials	$26,667	$26,667
Total	$26,667	$26,667

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2017	December 31, 2016
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	202,578
Total	302,770	302,770
Accumulated depreciation	(216,843)	(209,498)
Net property and equipment	$85,927	$93,272

Depreciation expense for the three months ended March 31, 2017 and 2016 was $7,345 and $8,372, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of March 31, 2017 and December 31, 2016 were $172,116 and $178,478, respectively. For the three months ended March 31, 2017 and for the year ended December 31, 2016, the Company capitalized $0 and $0, respectively, of expenditures related to these assets. As of March 31, 2017, the Company had 15 patents issued on its technology both in the U.S. and internationally, and the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the three months ended March 31, 2017 and 2016 were $6,362 and $8,921, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	March 31, 2017	December 31, 2016

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$42,951	$42,951

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	76,000

10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	29,303	29,303

10% convertible notes payable maturing at various dates from February 2015 through August 2015 (F)	116,200	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 (G)	60,000	85,000

10% note payable, maturing Feb 3, 2018	50,000	50,000

Various notes payable, maturing 2016 and 2017	38,500	13,500

Note payable, maturing Oct 14 2016, (I)	27,000	27,000

Demand Note, (H)	6,725	6,725

Total non related party notes	466,642	512,642

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default.

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At December 31, 2016, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). At March 31, 2017, the Company held 233.3 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(G)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company is seeking to arrange a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(H)	Note convertible into common stock at a 40% discount to 20 day market average.

(I)	Interest of $3,000 to be paid in 1,500,000 shares of restricted company common stock This note is in default

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	March 31, 2017	December 31, 2016

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$172,751	$169,751
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	94,849	107,842
12% non-collateralized loans from officer and shareholder, payable on demand	21,044	21,044
Accrued Interest	100,573	95,123
Total current related party notes, inclusive of accrued interest	$389,217	$393,760

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

NOTE 7 – RELATED PARTY TRANSACTIONS- DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of March 31, 2017 and December 31, 2016 are $628,975 and $545,225 respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

During the three months ended March 31, 2017, the Company:

a-	Amortized (based on vesting) $923 of common stock options for employee services.

b-	Issued approximately 144.5 million shares of common stock pursuant to conversions of approximately $83,000 of notes payable, accrued liabilities and related interest.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the three months ended March 31, 2017, the company issued 450,000 common stock options, valued at $675 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0015 and with a maturity life of 10 years. For the three months year ended March 31, 2017, the amortization of stock options was $923 and the unamortized balance was $2,149.

A summary of the common stock options for the period from December 31, 2016 through March 31, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2016	14,030,000	$.096	5.3
Options issued	450,000	.002	10
Options exercised	-	-	-
Expired	-	-	-
Balance, March 31, 2017	14,480,000	$.093	5.2

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance March 31, 2017	12,680,000	$.100	4.6
Additional vesting by June 30, 2017	450,000	.002	9.0

The fair value of new stock options, granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Risk free interest rate	1.5%	.89%
Expected volatility	134%	102%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$.0015	$.0003

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

B. COMMON STOCK WARRANTS

A summary of outstanding vested warrant activity for the period from December 31, 2016 to March 31, 2017 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2016	500,000	$.08	.67
Warrants issued	-	-	-
Warrants expired	-	-	-
Warrants cancelled	-	-	-
Balance, March 31, 2017	500,000	$.08	.42

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months ended March 31, 2017	Amount	Three Months ended March 31 2016	Amount
Tax benefit at U.S. statutory rate	34%	$134,493	34%	$143,606
State taxes, net of federal benefit	4%	15,823	4%	16,895
Change in valuation allowance	(38)%	$(150,316)	(38)%	$(160,501)

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

Deferred Tax Assets	March 31, 2017	December 31, 2016
Net Operating Loss Carry-forward	$10,759,748	$10,577,607
Deferred Tax Liabilities – Accrued Officers’ Salaries	(926,431)	(900,306)
Net Deferred Tax Assets	9,833,317	9,677,301
Valuation Allowance	(9,833,317)	(9,677,301)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $23.2 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs for each of the three months ended March 31, 2017 and 2016 was $15,900.

B. CAPITALIZED LEASE OBLIGATIONS

Total lease payments made for the three months ended March 31, 2017 were $0. The balance of capitalized lease obligations payable at March 31, 2017 and December 31, 2016 was $39,847. Future lease payments are:

2017	$14,312
2018	9,754
2019	8,127
2020	7,655
2021	0
$39,848

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of March 31, 2017, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of March 31, 2017, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. In 2016, three (3) other customers advanced $175,700 as deposits towards payments on $355,000 of contracts for engines currently estimated to be delivered in 2017 and license deposits.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the year ended December 31, 2016 and for the three months ended March 31, 2017 the Company entered into no convertible note agreements. Prior convertible notes had conversion prices into common stock that ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

In the three months ended March 31, 2017, the Company recorded a non cash charge of $323,467 of derivative losses related to adjusting the derivative liability to fair value. At March 31, 2017, the derivative related fair value of debt and related convertible liabilities was $1,045,001.

The Company calculates the estimated fair values of the liabilities for derivative instruments at each quarter-end using the BSM option pricing model and Stochastic Process Forecasting models (Monte Carlo simulations). Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities are indicated in the table below. The volatility was based on historical volatility, the expected term is equal to the remaining term of the debt and the risk free rate is based upon rates for treasury securities with the same term update

	3 Months Ended March 31, 2017	Year Ended December. 31, 2016
Volatility	121%	71% - 91%
Risk Free Rate	1.0%	.02% -.28%
Expected Term (years)	.25	0 -1.05
Dividend Rate	0%	0%

NOTE 17 – LlTIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at March 31 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

In August 2015, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company has arranged a settlement. As at March 31, 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

NOTE 19 – SUBSEQUENT EVENTS

In the second quarter of 2017, the Company engaged in the following transactions:

a-	The Company issued 70 million shares of common stock in settlement of a $123,000 accrued liability for services.

b-	The company issued approximately 6.4 million shares of common stock valued at approximately $5,000 for services.

c-	The company obtained net proceeds of $99,650 from issuance of indebtedness to existing debt holders.

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

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue. The Company had no revenues in the quarters ended March 31 2017 and March 31, 2016.

Gross Profit. In the quarters ended March 31, 2017 and 2016, the company has no gross profit.

Operating Expenses.

Operating expenses incurred for the quarter ended March 31, 2017 were $358,411 as compared to $230,603 for the same period in the previous year, an increase of $127,808 or 55%. The majority of the variance was due to a higher General and Administrative expenses of $126,936 (67%) from consulting and professional fees.

Operating Loss. The operating losses for the quarters ended March 31, 2017 and 2016 were $358,411 and $230,603, respectively, a variance of $127,808 or 55%, due to the factors outlined above.

Other Expense. Other expense for the quarter ended March 31, 2017 was $444,375 versus $30,007 for the same period in the prior year, an increase of $414,368 or 1,381%.

The 2017 other expenses include a $70,934 loss on debt conversion via common stock, $49,974 of interest expense and $323,467 of non cash derivative fair value accounting related charges. The 2016 other expenses included $32,828 of interest expense.

Net Loss and Loss per Share. The net loss for the quarter ended March 31, 2017 was $802,7869, compared to a net loss of $260,610 for the same period in the previous year. The increased loss of $542,176 or 208% is related to the other factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Liquidity and Capital Resources

At March 31, 2017, the net working capital deficiency was $4,590,607 as compared to a deficiency of $3,989,165 at December 31, 2016, an unfavorable variance of $601,442 or 15%.

For the three months ended March 31, 2017, cash decreased by $45. This is reflective of funds used by the net loss of $802,786 partially offset by funds provided by debt proceeds of $25,000, higher accounts payable and accrued expenses of $289,505 and a net increase of $79,207 in related party notes payables and accrued expenses. Non cash charges were a $70,934 loss recognized by settling debt with common stock and $323,468 of non cash charges from fair value derivative accounting.

There was no change to the cash balance for the three months ended March 31, 2016. This is reflective of funds used by the net loss of $260,610 offset by funds provided by debt proceeds of $7,000, higher accounts payable and accrued expenses of $94,799 and an increase of $147,927 in related party payables, accrued expenses and notes payable.

Cash Flow Management Plan

As shown in the accompanying condensed financial statements, the Company incurred substantial operating losses for the three months ended March 31, 2017 of approximately $0.8 million. The Company has a working capital deficit at March 31, 2017 of approximately $4.6 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

In the latter half of 2017, the company projects $300,000 in revenue from the completion of the Combilift Mark 5 contract. The FSDS contract is projected to be complete by end of the third quarter of 2017 with additional payment due of $75,000. IBES is negotiating to purchase 5 more beta site projects with anticipated additional revenue from sales of $80,000. We anticipate delivering manufactured products thru our integrators and manufacturers by the fourth quarter of 2017. The Company has signed three contracts for deliverables and anticipates purchase orders for manufactured engines by end of third quarter of 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017.

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

In August 2015, the Company is subject to litigation of approximately $150,000 plus default interest for non- payment of a liability. The Company is seeking to arrange a settlement

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2017 the Company issued 144,476,071 shares of common stock in settlement of debt, accrued liabilities and related interest.

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

Cyclone Power Technologies, Inc.

August 3, 2017	/s/ Frankie Fruge
Frankie Fruge
President
(Principal executive officer)

August 3, 2017	/s/ Bruce Schames.
Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)

