Form 10-Q
period 2017-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2017-08-21
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

As of August 11, 2017, there were 1,847,264,078 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$-	$591
Inventory, net	27,155	26,667
Other current assets	193	193
Total current assets	27,348	27,451

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(223,558)	(209,498)
Net property and equipment	79,212	93,272

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(229,226)	(216,502)
Net patents, trademarks and copyrights	165,754	178,478
Other assets	7,862	7,862
Total other assets	173,616	186,340

Total Assets	$280,176	$307,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$16,883	$-
Accounts payable and accrued expenses	1,749,627	1,472,851
Accounts payable and accrued expenses-related parties	712,725	545,225
Notes and other loans payable-current portion	476,407	512,642
Derivative liabilities	1,307,001	754,000
Notes and other loans payable-related parties	378,285	393,760
Capitalized lease obligations-current portion	14,312	14,312
Deferred revenue and license deposits	323,826	323,826
Total current liabilities	4,979,066	4,016,616

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	25,536	25,536
Total non-current liabilities	25,536	25,536

Total Liabilities	5,004,602	4,042,152

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	-	-
Common stock, $.0001 par value, 8,000,000,000 shares authorized, 1,738,246,344 and 1,517,400,273 shares, issued and outstanding June 30, 2017 and December 31, 2016 respectively.	173,823	151,737
Additional paid-in capital	57,210,252	56,915,794
Treasury Stock, 317,000 shares at June 30, 2017 and December 31, 2016 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit	(62,134,540)	(60,828,659)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(4,753,465)	(3,764,128)
Non controlling interest in consolidated subsidiary	29,039	29,039

Total Stockholders’ Deficit	(4,724,426)	(3,735,089)

Total Liabilities and Stockholders’ Deficit	$280,176	$307,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

Gross profit	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	6,652	5,839	6,472	548
General and administrative	537,383	385,509	219,828	194,890
Research and development	96,918	73,850	56,242	39,157

Total operating expenses	640,953	465,198	282,542	234,595

Operating loss	(640,953)	(465,198)	(282,542)	(234,595)

OTHER (EXPENSE) INCOME
Other (expense)	(70,934)	(12,969)	-	(13,469)
Derivative (expense) income	(407,467)	2,777	(84,000)	456
Interest (expense)	(186,023)	(62,442)	(136,049)	(29,614)

Total other (expense)	(664,424)	(72,634)	(220,049)	(42,627)

Loss before income taxes	(1,305,377)	(537,832)	(502,591)	(277,222)
Income taxes	-	-	-	-

Net loss	$(1,305,377)	$(537,832)	$(502,591)	$(277,222)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,589,583,513	1,393,890,683	1,669,513,344	1,403,288,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,305,377)	$(537,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,784	34,872
Issuance of restricted common stock, options and warrants for services	1,733	987
Loss on debt paid with common stock	70,934	57,383
Loss (gain) from derivative liability-notes payable	400,701	(2,777)
Issuance of restricted common stock for services	5,096	-
Amortization of derivative debt discount	92,382	11,680
Amortization of prepaid interest expenses via common stock and warrants	-	6,000
Changes in operating assets and liabilities:
(Increase) in inventory	(488)	(26,005)
Decrease in other current assets	-	337
Increase in accounts payable and accrued expenses	414,086	203,521
Increase (decrease) in cash overdraft	16,883	(3,221)
Increase in accounts payable and accrued expenses-related parties	167,500	167,500
Increase in deferred revenue and deposits	-	40,700
Net cash used in operating activities	(109,766)	(46,855)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	-	(7,754)
Proceeds from notes and loans payable	124,650	7,000
Repayment of notes and loans payable	-	(1,500)
(Decrease) increase in related party notes and loans payable-net	(15,475)	63,970
Net cash provided by financing activities	109,175	61,716

Net (decrease) increase in cash	(591)	14,861
Cash, beginning of period	591	-

Cash, end of period	$-	$14,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$-	$3,379
NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 100,000,000 shares of Common stock for liability settlement	$49,066	$-
Issuance of 44,476,071 shares of Common stock for debt and interest settlement	$34,246	$-
Issuance of 70,000,000 shares of Common stock for liability settlement	$123,000	$-
Issuance of 6,370,000 shares of Common stock for services	$5,096	$-
Issuance of 45,730,741 shares of Common stock for liability settlements	$-	$24,932
Issuance of 3,000,000 shares of Common stock for services	$-	$6,000

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

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. At June 30, 2017 the company had a 95% controlling interest in Cyclone Performance.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and its 95% owned subsidiary Cyclone Performance. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal journal entries, considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Complete financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K.

The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

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

C. CASH

Cash includes cash on hand and cash in banks. At June 30, 2017 and December 31, 2016, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2017 and 2016, total anti-dilutive shares amounted to approximately 15.4 and 14.3 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2016 and June 30,2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2014 through 2016.

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

H. INVENTORY

Inventory is recorded at the lower of cost or market. Based on our revised R&D company business model, commencing in 2016, costs include material to develop a completed engine. In our former business model, costs included material, labor and allocated overhead to manufacture a completed engine.

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

The summary of fair values and changing values of financial instruments as of January 1, 2017 (beginning of period) and June 30, 2017 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$754,000	$553,001	$1,307,001	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three and six months ended June 30, 2017 and 2016 were $56,242, $96,918, $39,157 and $73,850, respectively.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This addresses the accounting for share-based payment transactions and includes the recognition of the income tax effects of awards that vest or settle as income tax expense and clarification of the presentation of certain components of share-based awards in the statement of cash flows. The Company is still in the process of evaluating the effect of adoption on its financial position, results of operations and cash flows. The effective date of application is 2018.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of June 30, 2017, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through June 30, 2017. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $0.6 million and $0.4 for the six months ended June 30, 2017 and 2016 respectively. The cumulative deficit since inception is approximately $62.1 million. The Company has a working capital deficit at June 30, 2017 of approximately $5.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of debt, advance contract payments (deferred revenue), advances from and deferred payments to related parties and the timing of payment of accrued liabilities.

NOTE 3 – INVENTORY, NET

Inventory principally consists of raw material to develop an engine.

Inventory, net consists of:

	June 30, 2017	December 31, 2016
Raw materials	$27,155	$26,667
Total	$27,155	$26,667

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	June 30, 2017	December 31, 2016
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	202,578
Total	302,770	302,770
Accumulated depreciation	(223,558)	(209,498)
Net property and equipment	$79,212	$93,272

Depreciation expense for the six months ended June 30, 2017 and 2016 was $14,060 and $17,328, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of June 30, 2017 and December 31, 2016 were $165,754 and $178,478, respectively. For the six months ended June 30, 2017 and for the year ended December 31, 2016, the Company capitalized $0 and $0, respectively, of expenditures related to these assets. As of June 30, 2017, the Company had 15 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the six months ended June 30, 2017 and 2016 were $12,724 and $17,544, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	June 30, 2017	December 31, 2016

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$42,951	$42,951

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	76,000

10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	29,303	29,303

10% convertible notes payable maturing at various dates from February 2015 through August 2015 ( F )	116,200	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 ( G )	60,000	85,000

10% note payable, maturing Feb 3, 2018	50,000	50,000

Various notes payable, maturing 2016 and 2017	43,150	13,500

Note payable, maturing Oct 14 2016, (I)	27,000	27,000

Demand Note, (H)	6,725	6,725

12% convertible notes payable maturing October 2017 ( J )	708	-

12% convertible notes payable maturing May 2018 ( K )	360	-

8% convertible note payable maturing May 2018 ( L )	4,047	-

Total non related party notes-current portion	$476,407	$512,642

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default.

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At June 30, 2017, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). At June 30, 2017, the Company held 1 billion shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(G)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company has arranged a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities.

(H)	Note convertible into common stock at a 40% discount to 20 day market average.

(I)	Interest of $3,000 to be paid in 1,500,000 shares of restricted company common stock This note is in default

(J)	Note convertible into common stock at a 55% discount to average of three lowest closing prices of previous 20 day market prices. Derivative discount $ 26,792. Note originally issued less $5,000 OID interest.

(K)	Note convertible at the lower of a 50% discount to the lowest trading price during the previous 20 trading days prior to conversion, or a 50% discount to the lowest trading price during the previous 20 trading days before the date this note was executed. At June 30, 2017, the Company held 900 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. Derivative discount $30,640.

(L)	Note convertible at a 50% discount to the lowest trading price during the previous 20 trading days prior to conversion. Derivative discount $ 25,950.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	June 30, 2017	December 31, 2016

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$155,058	$169,751
6% non-collateralized loans from officer and shareholder, payable on demand.	96,484	107,842
12% non-collateralized loans from officer and shareholder, payable on demand	21,044	21,044
Accrued Interest	105,699	95,123
Total current related party notes, inclusive of accrued interest	$378,285	$393,760

(A)	This note arose from rent, equipment leases, services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

NOTE 7 – RELATED PARTY TRANSACTIONS- DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of June 30, 2017 and December 31, 2016 are $712,725 and $545,225 respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

During the six months ended June 30, 2017, the Company:

a-	Amortized (based on vesting) $1,733 of common stock options for employee services.

b-	Issued approximately 214.5 million shares of common stock pursuant to conversions of approximately $206,000 of notes payable, accrued liabilities and related interest

c-	The Company issued 6.4 million shares of common stock valued at approximately $5,000 for services

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the six months ended June 30, 2017, the company issued 900,000 common stock options, valued at $1,080 ( pursuant to the Black Scholes valuation model) ) that are exercisable into shares of common stock at an average exercise price of $.0012 and with a maturity life of 10 years. For the six months year ended June 30, 2017, the amortization of stock options was $1,733 and the unamortized balance was $1,744.

A summary of the common stock options for the period from December 31, 2016 through June 30, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	14,030,000	$.0960	5.3
Options issued	900,000	.0012	9.9
Options exercised	-	-	-
Expired	-	-	-
Balance, June 30 , 2017	14,930,000	$.0910	5.1

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance June 30 , 2017	13,130,000	$.096	4.7
Additional vesting by Sept. 30, 2017	450,000	.002	9.0

The fair value of new stock options, granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Risk free interest rate	1.5-1.50%	.71-.86%
Expected volatility	122-134%	136-137%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$ .0009-.0015	$ .0019-.0019

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

B. COMMON STOCK WARRANTS

A summary of outstanding vested warrant activity for the period from December 31, 2016 to June 30, 2017 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2016	500,000	$.08	.67
Warrants issued	-	-	-
Warrants expired	-	-	-
Warrants cancelled	-	-	-
Balance, June 30, 2017	500,000	$.08	.17

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months ended June 30 , 2017	Amount	Six Months ended June 30, 2016	Amount
Tax benefit at U.S. statutory rate	34%	$247,704	34%	$133,086
State taxes, net of federal benefit	4%	29,142	4%	15,657
Change in valuation allowance	(38)%	$(276,846)	(38)%	$(148,743)
		-		-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at June 30 , 2017 and December 31, 2016 consisted of the following:

Deferred Tax Assets	June 30, 2017	December 31, 2016
Net Operating Loss Carry-forward	$10,886,278	$10,577,607
Deferred Tax Liabilities – Accrued Officers’ Salaries	(926,431)	(900,306)
Net Deferred Tax Assets	9,959,847	9,677,301
Valuation Allowance	(9,959,847)	(9,677,301)
Total Net Deferred Tax Assets	$-	$-

As of June 30, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $23.5 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs for the six months ended June 30, 2017 and 2016 were $32,522 and $32,300 respectively.

B. CAPITALIZED LEASE OBLIGATIONS

Total lease payments made for the six months ended June 30, 2017 were $0. The balance of capitalized lease obligations payable at June 30, 2017 and December 31, 2016 was $39,848 , respectively. Future lease payments are:

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of June 30, 2017, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of June 30, 2017, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. In 2016, three (3) other customers advanced $$206,950 as deposits towards payments on $355,000 of contracts for engines currently estimated to be delivered in 2017 and license deposits.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Pursuant to additional financing, in the year ended December 31, 2016 the Company entered into no convertible note agreements. In the second quarter of 2017 we again entered into additional convertible debt agreements. The current convertible notes have conversion prices into common stock that ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation.

In the six months ended June 30, 2017, the Company recorded a $85,618 non-cash charge to interest expense (reflective of debt discount amortization), and a non cash charge of $407,467 of derivative losses related to adjusting the derivative liability to fair value. At June 30, 2017, the derivative related fair value of debt and related convertible liabilities was $1,307,001.

The Company calculates the estimated fair values of the liabilities for derivative instruments at each quarter-end using the BSM option pricing model and Stochastic Process Forecasting models (Monte Carlo simulations). Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities are indicated in the table below. The volatility was based on historical volatility, the expected term is equal to the remaining term of the debt and the risk free rate is based upon rates for treasury securities with the same term. Update

	3 Months Ended June 30 , 2017		Year Ended December. 31, 2016
Volatility	121% - 277%		71% - 91%
Risk Free Rate	1.0% - 1.24%		.02% -.28%
Expected Term (years)	.25-1.0	-	0 -1.05
Dividend Rate	0%		0%

NOTE 17 – LlTIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As of June 30, 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

In August 2015, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company has arranged a settlement. As of June 30, 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

NOTE 19 – SUBSEQUENT EVENTS

Subsequent to the second quarter of 2017, the Company engaged in the following activities:

a-	Q2 Power transferred it’s exclusive license agreement with Cyclone Power to the Phoenix Power Group. On the transfer, the license transforms from an exclusive to a non-exclusive basis and Phoenix will be authorized to produce the Waste Heat Engine.

b-	The company delivered an engine to FSDS pursuant to the contract, resulting in the recognition of deferred income of $75,000.

c-	The Company issued 109,017,734 shares of common stock pursuant to conversions of debts and related interest.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue. The Company had no revenues in the quarters ended June 30, 2017 and June 30, 2016.

Gross Profit. In the quarters ended June 30, 2017 and 2016, the company has no gross profit.

Operating Expenses.

Operating expenses incurred for the quarter ended June 30, 2017 were $282,542 as compared to $234,595 for the same period in the previous year, an increase of $47,947 or 20%. The majority of the variance was due to higher General and Administrative expenses of $24,938 (13%) from consulting and professional fees, and higher R&D expenses of $ 17,085 (44%) from increased staffing.

Operating Loss. The operating losses for the quarters ended June 30, 2017 and 2016 were $282,542 and $234,595, respectively, a variance of $47,947 or 20%, due to the factors outlined above.

Other Expense. Other expense for the quarter ended June 30, 2017 was $220,049 versus $42,627 for the same period in the prior year, an increase of $177,422 or 416%.

The 2017 other expenses include: $50,431 of interest expense, $85,618 of non cash derivative interest expense and $84,000 of non cash derivative fair value accounting related charges. The 2016 other expenses included $29,614 of interest expense, a $57,383 loss on the settlement of a liability pursuant to payment in common stock, net of a $44,000 gain on the sale of the Q2 Power investment.

Net Loss and Loss per Share. The net loss for the quarter ended June 30, 2017 was $502,591, compared to a net loss of $277,222 for the same period in the previous year. The increased loss of $225,369 or 81% is related to the other factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and the comparable quarter of the prior year.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30 , 2016

Revenue. The Company had no revenues in the six months ended June 30, 2017 and June 30, 2016.

Gross Profit. In the six months ended June 30, 2017 and 2016, the company has no gross profit.

Operating Expenses.

Operating expenses incurred for the six months ended June 30, 2017 were $640,953 as compared to $465,198 for the same period in the previous year, an increase of $175,755 or 38%. The majority of the variance was due to a higher General and Administrative expenses of $151,874 (39%) from consulting and professional fees and higher R&D expenses of $23,068 (31%) attributable to re staffing.

Operating Loss. The operating losses for the six months ended June 30, 2017 and 2016 were $640,953 and $465,198, respectively, a variance of $175,755 or 38%, due to the factors outlined above.

Other Expense. Other expense for the six months ended June 30, 2017 was $664,424 versus $72,634 for the same period in the prior year, an increase of $591,790 or 815%.

The 2017 other expenses include a $70,934 loss on debt conversion via common stock, $100,405 of interest expense and $493,085 of non cash derivative fair value accounting and derivative interest expense. The 2016 other expenses included $62,442 of interest expense a $57,383 loss on the settlement of a liability pursuant to payment in common stock, net of a $44,000 gain on the sale of the Q2 Power investment

Net Loss and Loss per Share. The net loss for the six months ended June 30, 2017 was $1,305,377, compared to a net loss of $537,832 for the same period in the previous year. The increased loss of $767,545 or 143% is related to the other factors outlined above. The net loss per weighted average share was $0.00 for both the current six months and the comparable period of the prior year.

Liquidity and Capital Resources

At June 30, 2017, the net working capital deficiency was $4,951,718 as compared to a deficiency of $3,989,165 at December 31, 2016, an unfavorable variance of $962,553 or 24%.

For the six months ended June 30, 2017, cash decreased by $591. This is reflective of funds used by the net loss of $1,305,377 which was offset by funds provided by debt proceeds of $124,650, higher accounts payable and accrued expenses of $414,086 and a net increase of $152,025 in related party notes payables and accrued expenses. Non cash charges were a $70,934 loss recognized by settling debt with common stock and $493,085 of non cash charges from fair value derivative accounting and derivative expense.

For the six months ended June 30, 2016, cash increased by $14,861. This is reflective of funds used by the net loss of $537,832 and an increase of $26,005 in inventory. This was offset by funds provided by higher accounts payable and accrued expenses of $203,521, an increase of $231,470 in related party payables, accrued expenses and notes payable and a $40,700 increase in customer contract deposits recorded in deferred revenue.

Cash Flow Management Plan

As shown in the accompanying condensed financial statements, the Company incurred substantial operating losses and other for the six months ended June 30, 2017 of approximately $1.3 million. Cumulative operating and other losses since inception are approximately $29.0 million and non cash derivative losses are $33.1 million. The Company has a working capital deficit at June 30, 2017 of approximately $5.0 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

In the latter half of 2017, the company projects $300,000 in revenue from the completion of the Combilift Mark 5 contract. An engine for the FSDS contract has been delivered in the third quarter and the final engine is anticipated to be delivered and accepted prior to year end. The remaining $75,000 balance of the contract is contractually required upon delivery. IBES is negotiating to purchase 5 more beta site projects with anticipated additional revenue from sales of $80,000. We anticipate delivering manufactured products thru our integrators and manufacturers by the fourth quarter of 2017. The Company has signed three contracts for deliverables and anticipates purchase orders for manufactured engines by end of third quarter of 2017.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017.

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

In August 2015, the Company is subject to litigation of approximately $150,000 plus default interest for non- payment of a liability. The Company has arranged a settlement.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first half of 2017 the Company issued approximately 214.5 million shares of common stock in settlement of debt, related accrued interest and accrued liabilities and of approximately $206,000

In the first half of 2017, the Company issued 6,370,000 shares of restricted common value at $5,096 for services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

The Company filed all required exhibits for this period in the Super 10K.

Exhibit Number	Description
10.60	Settlement Agreement with Anton and Chia
10.61	License Modification. Agreement and Transfer Consent with Q2 Power
10.62	$31,000 Note from JSJ Investments Inc
10.63	$30,000 Note Union Capital LLC
10.64	$30,000 Back end Note Union Capital LLC
31.1	Certification of the President (Principal Executive Officer), as required by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President (Chief Executive Officer), as required by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

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

Cyclone Power Technologies, Inc.

August 21, 2017	/s/ Frankie Fruge
Frankie Fruge
President
(Principal executive officer)

August 21, 2017	/s/ Bruce Schames.
Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)

