Form 10-Q/A
period 2017-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2017-09-05
CIK 1442711

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

Explanatory Note

The purpose of this Amendment No.1 to our quarterly report on form 10-Q as of and for the period ended  June 30, 2017, filed with the Securities and Exchange Commission on August 21, 2017 is the result of the Company correcting the number of authorized shares as stated on the balance sheet from the incorrect 8 billion to the correct 4 billion shares due to a typographical error that has been discovered subsequent to the initial filings. .In addition we have attached to Amendment No.1 currently dated certification from our President and Chief Financial Officer as required by the SEC Rule 13a- 14(a)/15d-14(a) and by section 906 of the Sarbanes-Oxley ACT of 2002.

No other changes have been made to Form 10-Q. This Amendment No.1 to form 10-Q speaks as of the original filing date of the Form 10-Q  and does not reflect events that may have occurred subsequent to the original date and does not modify or update in any way disclosures made in the original Form 10-Q.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 AND DECEMBER 31, 2016

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS
Cash	$-	$591
Inventory, net	27,155	26,667
Other current assets	193	193
Total current assets	27,348	27,451

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(223,558)	(209,498)
Net property and equipment	79,212	93,272

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(229,226)	(216,502)
Net patents, trademarks and copyrights	165,754	178,478
Other assets	7,862	7,862
Total other assets	173,616	186,340

Total Assets	$280,176	$307,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$16,883	$-
Accounts payable and accrued expenses	1,749,627	1,472,851
Accounts payable and accrued expenses-related parties	712,725	545,225
Notes and other loans payable-current portion	476,407	512,642
Derivative liabilities	1,307,001	754,000
Notes and other loans payable-related parties	378,285	393,760
Capitalized lease obligations-current portion	14,312	14,312
Deferred revenue and license deposits	323,826	323,826
Total current liabilities	4,979,066	4,016,616

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	25,536	25,536
Total non-current liabilities	25,536	25,536

Total Liabilities	5,004,602	4,042,152

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	-	-
Common stock, $.0001 par value, 4,000,000,000 shares authorized, 1,738,246,344 and 1,517,400,273 shares, issued and outstanding June 30, 2017 and December 31, 2016 respectively.	173,823	151,737
Additional paid-in capital	57,210,252	56,915,794
Treasury Stock, 317,000 shares at June 30, 2017 and December 31, 2016 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit	(62,134,540)	(60,828,659)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(4,753,465)	(3,764,128)
Non controlling interest in consolidated subsidiary	29,039	29,039

Total Stockholders’ Deficit	(4,724,426)	(3,735,089)

Total Liabilities and Stockholders’ Deficit	$280,176	$307,063

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

