Form 10-K/A
period 2016-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2017-09-11
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2017 is 1,753,246,329

DOCUMENTS INCORPORATED BY REFERENCE—NONE

Explanatory Note

The purpose of this Amendment No.1 to our annual report on form 10-K as of and for the period ended December 31, 2016, filed with the Securities and Exchange Commission on July 31, 2017 is the result of a review by the SEC of this 10-K. The reviewer specifically requested a more robust discussion of our Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures over our financial reporting as presented in Item 9A. Controls and Procedures. The company has revised Item 9A to present a more full bodied discussion of the lack of effectiveness of our internal control over financial reporting in the amended 10-K below.

In addition we have attached to Amendment No.1 currently dated certification from our President and Chief Financial Officer as required by the SEC Rule 13a- 14(a)/15d-14(a) and by section 906 of the Sarbanes-Oxley ACT of 2002.

No other changes have been made to Form 10-K. This Amendment No.1 to the Form 10-K speaks as of the original filing date of the Form 10-K  and does not reflect events that may have occurred subsequent to the original date and does not modify or update in any way disclosures made in the original Form 10-K.

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

We have determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for financial statements that material misstatements will not be prevented or detected on a timely basis by our internal controls.

Changes in Internal Control Over Disclosure Controls and Procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting is being designed to include policies and procedures that are intended to:

(i) maintain records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (Coso) (Revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2016 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iii) lack of sufficient active independent directors and an independent audit committee.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

We are committed to improving our financial and oversight organization and procedures. During the remainder of 2017 and into 2018, we intend to adopt new accounting and disclosure controls and procedures, improve existing procedures to remedy material weaknesses in our internal control over financial reporting and to add experienced personnel to our accounting staff as our financial ability allows. We also hope to add independent directors to our Board of Directors, and to establish an Audit Committee comprised of independent directors with accounting and /or financial reporting expertise.

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2016, and 2015	F-3

Consolidated Statements of Operations for the years ended December 31, 2016, and 2015	F-4

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2016 and 2015	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2016, and 2015	F-6

Notes to Consolidated Audited Financial Statements	F-7

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016, June 30, 2016 and March 31, 2016	F-21

Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016	F-22

Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2016	F-23

Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2016	F-24

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016,six months ended June 30, 2016, and nine months ended September 30 2016	F-25

Notes to Unaudited Condensed Consolidated Financial Statements	F-26

(b) Exhibits

Exhibit No.	Description

3.1 *	Articles of Incorporation, dated June 14, 2007

3.2 *	Certificate of Domestication, dated June 14, 2007

3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011

3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007

3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009

3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010

3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010

3.8*	By-Laws of Cyclone Power Technologies, Inc.

3.09*	Written Consent of the Shareholders in lieu of a Meeting, dated December 19, 2013 Amendment to the

3.10*	Articles of Incorporation of the Company, dated January 31, 2014

10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge

10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell

10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC

10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan

10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson

10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames

10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.

10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC

10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.

10.10*	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.

10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.

10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.

10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC

10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.

10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.

10.16*†	Cyclone Power Technologies, Inc. 2012 Stock Option Plan

10.161*†	Asset Purchase Agreement, dated December 20, 2011, between Cyclone Power Technologies, Inc. and Advent Power Systems, Inc.

10.17*	Private Placement Purchase Agreement, by and between Cyclone Power Technologies, Inc. and GEM Global Yield Fund Limited, dated July 6, 2012

10.18*	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.19*	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.20*	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.21*	$500,000 Promissory by and between Cyclone Power Technologies, Inc and JMJ Financial, dated April 3, 2013

10.22*	Securities Purchase Agreement, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.23*	Convertible Promissory Note, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.24*	Warrant to Purchase Shares of Common Stock, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.25††	Securities Purchase Agreement by and between the Company and TCA, with an effective date of September 1, 2013.

10.25.1††	Amended and Restated Systems Application License Agreement between the Cyclone Power Technologies, Inc. and Phoenix Power Group LLC, dated September 30, 2013 and finalized on October 7, 2013.

10.26*	Senior Secured Redeemable Debenture by and between the Company and TCA, with an effective date of September 1, 2013.

10.27*	Security Agreement by and between the Company and TCA, effective f September 1, 2013.

10.28*	Security Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.29*	Guaranty Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.30*	Securities Purchase Agreement by and between the Company and LG, with a signing date of November 21, 2013.

10.31*	Convertible Promissory Note by and between the Company and LG, with a signing date of November 21, 2013.

10.32*	Securities Purchase Agreement by and between the Company and GEL, with a signing date of December 3, 2013.

10.33*	10% Convertible Redeemable Promissory Note by and between the Company and GEL, with a signing date of December 3, 2013.

10.34*	Securities Purchase Agreement by and between the Company and Peak One, dated December 17, 2013.

10.35*	Debenture by and between the Company and Peak One, issued December 17, 2013.

10.36*	Registration Rights Agreement by and between the Company and Peak One, issued December 17, 2013.

10.37*	Debt Purchase Agreement by and between the Union Capital LLC, TCA Global Credit Master Fund, LP and the Company, dated February 28, 2014.

10.38*	10% Convertible Redeemable Note by and between the Company and Union Capital LLC, issued February 28, 2014.3

10.39*	Draw on JMJ note 10.21* of $50,000 issued, June 23, 2014.

10.40*	Resignation of President, Christopher Nelson, July 17, 2014.

10.41*	Resignation of Board Member, Joel Myersohn, July 17, 2014.

10.42*	Note Payable 2 year simple interest $50,000 at 6% between the Company and A. Nikitina, issued January 6, 2015.

10.43*	Legal Judgment by JSJ $175,000 for inability to convert note, May 8, 2015.

10.44*	Resignation of Board Member, Lew Jaffee, July 31, 2015.

10.45*	Warehouse lease agreement for one year with EZCP for 601 building, December 11, 2015.

10.46*	License agreement with mergered 3R and IBES, February 14, 2016.

10.47*	License agreement with G2E, May 1, 2016.

10.48*	Development agreement with FSDS and appendix, June 15, 2016.

10.49*	Engagement of Anton & Chia LLP as new auditors June 17, 2016.

10.50*	Promissory note, 2 months term, simple interest $4,000 at 4% between the Company and Chad Tendrich, issued July 6, 2016.

10.51*	Legal Judgment by Tonaquint for $166,000 plus interest for non- payment of a convertible warrant true up, July 13, 2016.

10.52*	Convertible promissory note 6 months term, simple interest $46,000 at 10% between the Company and Chad Tendrich, issued July 26, 2016.

10.53*	Promissory note 6 week term interest payable in stock, $27,000, between the Company and S D White issued Sept. 1, 2016.

10.54*	Increase in authorized common shares to 4 billion from 2 billion-September 6 2016.
10.55*	FSDS engineering development agreement June 1, 2016

10.56*	Larry Bornstein October 24, 2016 consulting agreement for 3 months.

10.57*	“Bornstein Consulting Agreement dated January 3, 2017” consulting agreement.

10.58*	FSDS technology license agreement dated January 26, 2017

10.59*	Tendrich Consulting Addendum #2 dated March 30, 2017

10.60*	Tendrich Consulting Agreement dated April 1, 2017

21*	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer or Principal Executive Officer as stated under Florida Law Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Cyclone Power Technologies, Inc.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer

Dated:	September 11, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer

Dated:	September 11, 2017

By:	/S/ FRANKIE FRUGE
Frankie Fruge
President, (principal executive officer) and Director

Dated:	September 11, 2017

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)

Dated:	September 11, 2017

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

