Form 10-Q
period 2017-09-30
CYCLONE POWER TECHNOLOGIES INC
filed 2018-01-08
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company[X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of December 18, 2017, there were 2,726,067,954 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	Sept. 30, 2017	December 31, 2016
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$-	$591
Inventory, net	27,498	26,667
Other current assets	193	193
Total current assets	27,691	27,451

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(230,253)	(209,498)
Net property and equipment	72,517	93,272

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(235,588)	(216,502)
Net patents, trademarks and copyrights	159,392	178,478
Other assets	7,862	7,862
Total other assets	167,254	186,340

Total Assets	$267,462	$307,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank Overdraft	$52	$-
Accounts payable and accrued expenses	1,972,091	1,472,851
Accounts payable and accrued expenses-related parties	796,475	545,225
Notes and other loans payable-current portion	457,832	512,642
Derivative liabilities	1,162,397	754,000
Notes and other loans payable-related parties	384,652	393,760
Capitalized lease obligations-current portion	5,522	14,312
Deferred revenue and license deposits	173,826	323,826
Total current liabilities	4,952,847	4,016,616

NON-CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	-	25,536
Total non-current liabilities	-	25,536

Total Liabilities	4,952,847	4,042,152

Commitments and contingencies

STOCKHOLDERS’ DEFICIT

Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	-	-
Common stock, $.0001 par value, 6,000,000,000 shares authorized, 2,109,450,166 and 1,517,400,273 shares, issued and outstanding September 30, 2017 and December 31, 2016 respectively.	210,943	151,737
Additional paid-in capital	57,417,033	56,915,794
Treasury Stock, 317,000 shares at September 30, 2017 and December 31, 2016 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit	(62,339,400)	(60,828,659)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(4,714,424)	(3,764,128)
Non-controlling interest in consolidated subsidiary	29,039	29,039

Total Stockholders’ Deficit	(4,685,385)	(3,735,089)

Total Liabilities and Stockholders’ Deficit	$267,462	$307,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended Sept. 30,		Three Months Ended Sept. 30,
	2017	2016	2017	2016

REVENUES	$175,000	$-	$175,000	$-

COST OF GOODS SOLD	138	-	138	-

Gross profit	174,862	-	174,862	-

OPERATING EXPENSES
Advertising and promotion	7,373	7,986	721	2,147
General and administrative	856,934	655,309	319,551	269,801
Research and development	162,462	131,827	65,544	57,977

Total operating expenses	1,026,769	795,122	385,816	329,925

Operating loss	(851,907)	(795,122)	(210,954)	(329,925)

OTHER (EXPENSE) INCOME
Other (expense)	(70,934)	(12,968)	-	-
Derivative (expense) income	(329,366)	3,320	78,101	543
Interest (expense)	(258,534)	(95,356)	(72,511)	(32,914)

Total other (expense) income	(658,834)	(105,004)	5,590	(32,371)

Loss before income taxes	(1,510,741)	(900,126)	(205,364)	(362,296)
Income taxes	-	-	-	-

Net loss	$(1,510,741)	$(900,126)	$(205,364)	$(362,296)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	1,635,855,113	1,403,414,280	1,828,844,965	1,445,400,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPT. 30, 2017 AND 2016

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,510,741)	$(900,126)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,841	52,240
Issuance of restricted common stock, options and warrants for services	2,568	1,693
Loss on debt paid with common stock	70,934	57,383
Loss (gain) from derivative liability-notes payable	408,397	(3,320)
Issuance of restricted common stock for services	5,096	-
Amortization of derivative debt discount	39,046	11,680
Amortization of prepaid interest expenses via common stock and warrants	-	6,000
Changes in operating assets and liabilities:
(Increase) in inventory	(831)	(84,007)
(Increase) in other current assets	-	(813)
Increase in accounts payable and accrued expenses	698,255	251,250
Increase in accounts payable and accrued expenses-related parties	251,250	346,833
(Decrease) Increase in deferred revenue and deposits	(150,000)	115,700
Net cash used in operating activities	(146,185)	(145,487)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized leases	-	(8,928)
Increase (decrease) in cash overdraft	52	(3,221)
Proceeds from notes and loans payable	154,650	90,725
Repayment of notes and loans payable	-	(1,500)
Increase in related party notes and loans payable	24,560	84,513
(Payments) of related party notes and loans payable	(33,668)	(14,715)
Net cash provided by financing activities	145,594	146,874

Net (decrease) increase in cash	(591)	1,387
Cash, beginning of period	591	-

Cash, end of period	$-	$1,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$-	$4,232
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 585,679,963 shares of Common stock for debt and interest settlement	$418,244	$-
Issuance of 70,000,000 shares of Common stock for liability settlement	$123,000	$-
Issuance of 100,000,000 shares of Common stock for liability settlement	$49,066	$-
Issuance of 6,370,000 shares of Common stock for services	$5,096	$-
Issuance of 125,730,741 shares of Common stock for liability settlements	$-	$240,932
Issuance of 3,000,000 shares of Common stock for services	$-	$6,000

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

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. At September 30, 2017 the company had a 95% controlling interest in Cyclone Performance.

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

The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2017.

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

C. CASH

Cash includes cash on hand and cash in banks. At September 30, 2017 and December 31, 2016, the Company maintained cash and overdraft balances at one financial institution.

D. COMPUTATION OF INCOME (LOSS) PER SHARE

Net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of September 30, 2017 and 2016, total anti-dilutive shares amounted to approximately 15.8 and 14.7 million shares, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2016, and September 30, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2014 through 2016.

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

The summary of fair values and changing values of financial instruments as of January 1, 2017 (beginning of period) and September 30, 2017 (end of period) is as follows:

Instrument	Beginning of Period	Change	End of Period	Level	Valuation Methodology
Derivative liabilities	$754,000	$408,397	$1,162,397	3	Stochastic Process Forecasting Model

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three and nine months ended September 30, 2017 and 2016 were $65,544, $162,462, $57,977 and $131,827, respectively.

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

O. IMPAIRMENT OF LONG LIVED ASSETS

The Company continually evaluates the carrying value of intangible assets and other long-lived assets to determine whether there are any impairment losses. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets’ carrying amount, an impairment loss would be charged to expense in the period identified. To date, the Company has not recognized any impairment charges.

P. RECENT ACCOUNTING PRONOUNCEMENTS

Recent FASB issuances:

Update 2017-03—Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings (SEC Update). The Company is still in the process of evaluating the effect of adoption on its financial position, results of operations and cash flows and the effective date of application is 2018.

Update 2017-01—Business Combinations (Topic 805): Clarifying the Definition of a Business

The Company is still in the process of evaluating the effect of adoption of theses Updates on its financial position, results of operations and cash flows and the effective date of application is 2018.

Modified in 2016- Revenue Recognition –ASC 606

In May 2014, and subsequently modified, the FASB issued ASC 606 Revenue from Contracts with Customers as guidance on the recognition of respective revenue from contracts Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The principle sections of the guidance related to: 1. Determine if there is a contract.  2. Identify the performance obligations 3. Establish the contract price 4. Allocate the contract price to the various phases of the contract

The implementation guidance permits two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Commencing in 2018 the company will adopt the guidance and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and accounts receivable to be the two assets most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure.

As of September 30, 2017, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through September 30, 2017. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $1.5 million and $0.9 for the nine months ended September 30, 2017 and 2016 respectively. The cumulative deficit since inception is approximately $62.3 million. The Company has a working capital deficit at September 30, 2017 of approximately $4.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via private placements of debt, advance contract payments (deferred revenue), advances from and deferred payments to related parties and the timing of payment of accrued liabilities.

NOTE 3 – INVENTORY, NET

Inventory principally consists of raw material to develop an engine.

Inventory, net consists of

	September 30, 2017	December 31, 2016
Raw materials	$27,498	$26,667
Total	$27,498	$26,667

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30, 2017	December 31, 2016
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	202,578
Total	302,770	302,770
Accumulated depreciation	(230,253)	(209,498)
Net property and equipment	$72,517	$93,272

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $20,755 and $25,924, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of September 30, 2017 and December 31, 2016 were $159,392 and $178,478, respectively. For the nine months ended September 30, 2017 and for the year ended December 31, 2016, the Company capitalized $0 and $0, respectively, of expenditures related to these assets. As of September 30, 2017, the Company had 15 patents issued on its technology both in the U.S. and internationally, and six trademarks in the U.S.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the nine months ended September 30, 2017 and 2016 were $19,086 and $26,316, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	NON-RELATED PARTIES

A summary of non-related party notes and other loans payable is as follows:

	September 30, 2017	December 31, 2016

12% convertible notes payable, maturing at various dates from November 2013 through April 2016 (A)	$57,920	$42,951

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2015 through February 2016 (C)	76,000	76,000

10% convertible notes payable, maturing at various dates from December 2015 through January 2016 (D)	26,192	29,303

10% convertible notes payable maturing at various dates from February 2015 through August 2015 ( F )	117,800	116,200

12% convertible notes payable, maturing at various dates from April 2015 through May 2015 ( G )	60,000	85,000
10% note payable maturing January 2017	-	46,000
10% note payable, maturing Feb 3, 2018	50,000	50,000

Various notes payable, maturing 2016 and 2017	22,957	13,500

Note payable, maturing Oct. 2016 (H)	27,000	27,000

Demand Note	-	6,725

Total non-related party notes-current portion	$457,832	$512,642

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default.

(B)

Note issued net of original discount (fully amortized). Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest are included in accounts payable and accrued liabilities.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At September 30, 2017, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). At September 30, 2017, the Company held 1 billion shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(G)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company has arranged a settlement. Unpaid interest, default penalties and default interest are included in accounts payable and accrued liabilities.

(H)	Interest of $3,000 to be paid in 1,500,000 shares of restricted common stock. This note is in default.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	September 30, 2017	December 31, 2016

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$211,874	$169,751
6% non-collateralized loans from officer and shareholder, payable on demand.	94,584	107,842
12% non-collateralized loans from officer and shareholder, payable on demand	25,042	21,044
Accrued Interest	53,152	95,123
Total current related party notes, inclusive of accrued interest	$384,652	$393,760

(A)	This note arose from rent, equipment leases, services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

NOTE 7 – RELATED PARTY TRANSACTIONS- DEFERRED COMPENSATION

Included in accounts payable and accrued expenses - related parties as of September 30, 2017 and December 31, 2016 are $796,475 and $545,225 respectively, of accrued and deferred officers’ salaries compensation which may be paid as funds are available. These are non-interest bearing and due on demand.

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

NOTE 9 – STOCK TRANSACTIONS

The Company authorized an increase of Common Stock to 6 Billion shares in the last quarter of 2017. This is a requirement by debt covenants to cover old convertible debt. This is required as the stock price has fallen and shares have to be available at 4 times the conversion rate.

During the nine months ended September 30, 2017, the Company:

a-	Amortized (based on vesting) $2,568 of common stock options for employee services.

b-	Issued approximately 585.7 million shares of common stock pursuant to conversions of approximately $418,000 of notes payable, accrued liabilities and related interest

c-	The Company issued 6.4 million shares of common stock valued at approximately $5,000 for services

d-	Converted $134,877 of derivatives associated with certain debt that was converted into common stock.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTION

Per the employment contracts with certain officers, for the nine months ended September 30, 2017, the company issued 1,350,000 common stock options, valued at $1,260 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0009 and with a maturity life of 10 years. For the nine months year ended September 30, 2017, the amortization of stock options was $2,568 and the unamortized balance was $1,089.

A summary of the common stock options for the period from December 31, 2016 through September 30, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance, December 31, 2016	14,030,000	$.0960	5.3
Options issued	1,350,000	.0009	9.75
Options exercised	-	-	-
Expired	-	-	-
Balance, September 30 , 2017	15,380,000	$.0878	5.0

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)
Balance September 30 , 2017	14,930,000	$.085	4.86
Additional vesting by December 31, 2017	450,000	.0024	9.0

The fair value of new stock options, granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Risk free interest rate	1.5-1.62%	.71-.88%
Expected volatility	122-134%	136-139%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$ .0004-.0015	$ .0019-.0020

Expected volatility is based on historical volatility of the Company’s common stock price. Short Term U.S. Treasury rates were utilized at the risk-free interest rate. The expected term of the options and warrants was calculated using the alternative simplified method newly codified as ASC 718 “Accounting for Stock Based Compensation,” which defined the expected life as the average of the contractual term of the options and warrants and the weighted average vesting period for all issuances.

B. COMMON STOCK WARRANTS

A summary of outstanding vested warrant activity for the period from December 31, 2016 to September 30, 2017 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants
Balance, December 31, 2016	500,000	$.08	.67
Warrants issued	-	-	-
Warrants expired	-	-	-
Warrants expired	(500,000)	-	-
Balance, September 30, 2017	-	$-	-

NOTE 11 – INCOME TAXES

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the Nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months ended September 30 , 2017	Amount	Nine Months ended September 30, 2016	Amount
Tax benefit at U.S. statutory rate	34%	$273,037	34%	$233,075
State taxes, net of federal benefit	4%	32,122	4%	27,421
Change in valuation allowance	(38)%	$(305,159)	(38)%	$(260,496)
		-		-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

Deferred Tax Assets	September 30, 2017	December 31, 2016
Net Operating Loss Carry-forward	$10,981,661	$10,577,607
Deferred Tax Liabilities – Accrued Officers’ Salaries	(978,681)	(900,306)
Net Deferred Tax Assets	10,002,980	9,677,301
Valuation Allowance	(10,002,980)	(9,677,301)
Total Net Deferred Tax Assets	$-	$-

As of September 30, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $23.6 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000-square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs for the nine months ended September 30, 2017 and 2016 were $46,038 and $48,200, respectively.

B. CAPITALIZED LEASE OBLIGATIONS

Total lease payments made for the nine months ended September 30, 2017 were $0. The company is in default on its remaining capitalized lease with Leaf Capital Funding, LLC.

Effective October 13, 2017 the Company was subject to a summary judgment of $ 37,278 plus attorney fees for non-payment of 3 capitalized leases from Marlin Business Bank. This amount is including $11,379 of past due lease payments, accelerated lease payments, late charges and other fees. The $37,278 has been reflected in accrued expenses with an appropriate reduction of the capitalized lease liability.

In the third quarter of 2017, the company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capitalized lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, late charges and other fees. The $7,266 has been reflected in accrued liabilities with an appropriate reduction of the capitalized lease liability.

The balance of capitalized lease obligations payable at September 30, 2017 and December 31, 2016 was $5,522 and $39,848, respectively. Future lease payments are:

2017	$5,522
2018	0
2019	0
2020	0
2021	0
$5,522

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with Harry Schoell, Chairman and CTO (previously, CEO), at $150,000 per year and Frankie Fruge, President, at $120,000 per year; (collectively, the “Executives”). These agreements provide for a term of three (3) years from their Effective Date (July 2007 with automatically renewing successive one-year periods starting on the end of the second anniversary of the Effective Date. If the Executive is terminated “without cause” or pursuant to a “change in control” of the Company, as both defined in the respective agreements, the Executive shall be entitled to (i) any unpaid Base Salary accrued through the effective date of termination, (ii) the Executive’s Base Salary at the rate prevailing at such termination through 12 months from the date of termination or the end of his Term then in effect, whichever is longer, and (iii) any performance bonus that would otherwise be payable to the Executive were he/she not terminated, during the 12 months following his or her termination.

Since inception of the company, these officers have not been paid any salary

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of September 30, 2017, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of September 30, 2017, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. In 2016, three (3) other customers advanced $206,950 as deposits towards payments on $355,000 of contracts for engines currently estimated to be delivered during 2018 and license deposits. In the third quarter of 2017, the company recognized $150,000 of deferred revenue from FSDS upon the delivery of the engine design and documentation (as per the contract). The company also delivered the first of 2 engines for evaluation and testing. The Danish military had provided funds to FSDS for the militarization of the Cyclone engine project. FSDS has been placed under Danish government receivership and the Company has reached out to the Danish Ministry of Defense and other Danish military contractors to complete the contract.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

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

In the Nine months ended September 30, 2017, the Company recorded a $118,076 non-cash charge to interest expense (reflective of debt discount amortization), and a non-cash charge of $329,366 of derivative losses related to adjusting the derivative liability to fair value. At September 30, 2017, the derivative related fair value of debt and related convertible liabilities was $1,162,397.

NOTE 17 – LlTIGATION

Effective May 8, 2015, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As of September 30, 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

The Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non-payment of a liability. JSJ filed and received a judgment and the Company has arranged a settlement. As of September 30, 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities.

Effective October 13, 2017 the Company was subject to a summary judgement of $ 37,278 plus attorney fees for nonpayment of 3 capitalized leases from Marlin Buesinee Bank. This amount includes $11,379 of past due lease payments, accelerated lease payments, late charges and other fees. The $37,278 has been reflected in accrued liabilities with an appropriate reduction of capitalized lease liability.

In the third quarter of 2017 the company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capitalized lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, late charges and other fees. The $7,266 has been reflected in accrued liabilities with an appropriate reduction of capitalized lease liability.

NOTE 18 – SUBSEQUENT EVENTS

Subsequent to the fourth quarter of 2017, the Company engaged in the following activities:

a- FSDS, is under Danish government receivership for reorganization. Prior to this receivership, the Danish military had provided funds FSDS to complete the militarization of the Cyclone engine project. We have reached out to the Danish Ministry of Defense and various other Danish military contractors to complete this project.

b-The Company issued approximately 335 million shares of common stock pursuant to conversions of debts and related interest and approximately 282 million shares to satisfy accrued liabilities for consulting services.

c- The Company authorized an increase of Common Stock to 6 Billion shares. This is a requirement by debt covenants to cover old convertible debt. This is required as the stock price has fallen and shares have to be available at 4 times the conversion rate.

d. Plunkett Power has paid for the changes and updates of the CAD drawings for the production models of the Mark 1 ( 9 HP) and Mark 3 ( 25 HP) engines. The Company has been in meetings over the last 5 months with the production engineers for completion of the updated production engine models.

e.-Our engines have been updated and now serve both as a waste heat engine and an efficient Rankin Cycle engine effectively reducing the cost to manufacture. The waste heat and solar engine models are expected to be ready for sales by the end of the first quarter 2018 and for integration into the TAW generator system.

f.- The Company is in the process of evaluating the updating and / or filing of new patents to protect our revised production models.

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

The company has progressed from development of proof of concept engines to the enhanced design of production models which promote manufacturing efficiency, engine application dynamics and durability.

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue. In the quarter ended September 30, 2017 the Company recognized $150,000 pursuant to delivery of engine design and building documentation from the FSDS contract and a $25,000 licenses fee from Phoenix Power Group. There were no revenues in the quarter ended September 30, 2016.

Gross Profit. In the quarter ended September 30, 2017 the gross profit was attributable to the above revenue recognition. In the quarter ended September 30, 2016, the company had no gross profit.

Operating Expenses.

Operating expenses incurred for the quarter ended September 30, 2017 were $385,816 as compared to $329,925 for the same period in the previous year, an increase of $55,891 or 17%. The majority of the variance was due to higher General and Administrative expenses of $49,750 (18%) from consulting and professional fees, and higher R&D expenses of $7,567 (13%) from reduced staffing allocations to WIP inventory. On August 1, 2017 the Company executed two one-time consulting payments in the amount of one hundred million shares each. The consulting agreements are known as the “Tendrich Consulting Agreement” dated August 1, 2017 and the “Bornstein Consulting Agreement dated August 1, 2017.

Operating Loss. The operating loss for the quarter ended September 30, 2017 was $210,954 and the operating loss for the quarter ended September 30, 2016 was $329,925 respectively, a favorable variance of $118,971 or 36%, due to the factors outlined above.

Other Income (Expense). Net other income for the quarter ended September 30, 2017 was $5,590 versus a net other expense of $32,914 for the same period in the prior year, a variance of 37,961.

The 2017 net other income include: $72,511 of interest expense, and $78,101 of non-cash derivative fair value accounting related credits. The 2016 other expenses included $32,914 of interest expense

Net Loss and Loss per Share. The net loss for the quarter ended September 30, 2017 was $205,364, compared to a net loss of $362,296 for the same period in the previous year. The reduced loss of $156,932 or 43% is related to the factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and the comparable quarter of the prior year.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30 , 2016

Revenue. In the three quarters ended September 30, 2017 the Company recognized $150,000 pursuant to delivery of engine design and building documentation from the FSDS contract and a $25,000 licenses fee from the Phoenix Power Group. The Company had no revenues in the three quarters ended September 30, 2016.

Gross Profit. In the nine months ended September 30, 2017 the gross profit of $ 174,862 was attributable to the above revenue recognition. In the nine months ended September 30, 2016, the company had no gross profit.

Operating Expenses.

Operating expenses incurred for the nine months ended September 30, 2017 were $1,026,769 as compared to $795,122 for the same period in the previous year, an increase of $231,647, or 29%. The majority of the variance was due to a higher General and Administrative expenses of $201,625 (31%) from consulting and professional fees and higher R&D expenses of $30,635 (23%) attributable to reduced staffing allocations to WIP inventory.

Operating Loss. The operating losses for the nine months ended September 30, 2017 and 2016 were $851,907 and $795,122, respectively, an unfavorable variance of $56,795, or 7.1%, due to the factors outlined above.

Other Expense. Other expense for the nine months ended September 30, 2017 was $658,834 versus $105,004 for the same period in the prior year, an increase of $553,830 or 527%

The 2017 other expenses include a $70,934 loss on debt conversion via common stock, $258,534 of interest expense and $329,366 of non-cash derivative fair value accounting charges. The 2016 other expenses included $95,356 of interest expense, a $57,383 loss on the settlement of a liability pursuant to payment in common stock, net of a $44,000 gain on the sale of the Q2 Power investment

Net Loss and Loss per Share. The net loss for the nine months ended September 30, 2017 was $1,510,741, compared to a net loss of $900,126 for the same period in the previous year. The increased loss of $610,615 or 68% is related to the other factors outlined above. The net loss per weighted average share was $0.00 for both the current Nine months and the comparable period of the prior year.

Liquidity and Capital Resources

At September 30, 2017, the net working capital deficiency was $4,925,156 as compared to a deficiency of $3,989,165 at December 31, 2016, a variance of $935,991 or 24%.

For the nine months ended September 30, 2017, cash decreased by $591. This is reflective of funds used by the net loss of $1,510,741 and recognition of $150,000 deferred revenue. This was offset by funds provided by debt proceeds of $154,650, higher accounts payable and accrued expenses of $698,255 and a net increase of $242,142 in related party notes payables and accrued expenses. Non-cash charges included a $70,934 loss recognized by settling debt with common stock and $447,443 of non-cash charges from fair value derivative accounting and derivative expense.

For the nine months ended September 30, 2016, cash increased by $1,387. This is reflective of funds used by the net loss of $900,126 and an increase of $84,007 in inventory (WIP labor and materials). This was offset by funds provided by higher accounts payable and accrued expenses of $251,250, an increase of $416,631 in related party payables, accrued expenses and notes payable, a $115,700 increase in customer contract deposits recorded in deferred revenue and $90,725 in note proceeds

Cash Flow Management Plan

As shown in the accompanying condensed financial statements, the Company incurred substantial operating losses and other for the nine months ended September 30, 2017 of approximately $1.5 million. Cumulative losses since inception are approximately $62.3 million. The Company has a working capital deficit at September 30, 2017 of approximately $4.9 million. There is no guarantee whether the Company will be able to support its operations on a long-term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst-case scenario, shut-down operations.

Through early 2018, the company projects deposits on purchase orders. Sales prices for these engines were delayed until final purchase costs were received from our manufacturers and integrators.

An engine for the FSDS contract had been delivered in the third quarter and the final engine delivery is in waiting for the outcome of the FSDS reorganization. The remaining $75,000 balance of the contract is contractually required upon delivery.

IBES is negotiating to purchase 5 more beta site projects with anticipated additional revenue from sales of $80,000.

We anticipate delivering manufactured products thru our integrators and manufacturers by the second quarter of 2018. The Company has signed three contracts for deliverables and anticipates purchase orders for manufactured engines by end of the first quarter 2018

Additionally, we have potential contracts in various stages of negotiation that could generate another $2 million in revenue over the following 12 to 24 months. We cannot guarantee that we will be successful in closing these new contracts, but we are cautiously optimistic that these or other opportunities will materialize in the coming quarters.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017.

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

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Effective October 13, 2017 the Company was subject to a summary judgment of $ 37,278 plus attorney fees for non-payment of 3 capitalized leases from Marlin Buesinee Bank. This amount includes $11,379 of past due lease payments, accelerated lease payments, and late charges and other fees.

In the third quarter of 2017 the company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capitalized lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, and late charges and other fees.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first nine months of 2017 the Company issued approximately 585.7 million shares of common stock in settlement of debt, related accrued interest and accrued liabilities and of approximately $418,000.

In the nine months of 2017, the Company issued 6,370,000 shares of restricted common value at $5,096 for services.

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

Cyclone Power Technologies, Inc.

January 8, 2018	/s/ Frankie Fruge
Frankie Fruge
President
(Principal executive officer)

January 8, 2018	/s/ Bruce Schames.
Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)

