Form 10-K
period 2017-12-31
CYCLONE POWER TECHNOLOGIES INC
filed 2018-05-29
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the closing price of such shares on the last business day of the registrant’s most recently completed fiscal year was approximately $850,000.

The number of shares outstanding of the registrant’s common stock as of May 15, 2018 is 5,292,794,570

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

What makes the Cyclone Engine different from power plants is size. Cyclone Engines are compact systems that can be used for distributed power generation (i.e., a small electric home generator that also co-generates hot water and space heating) and transportation applications. Unlike power plants that use turbines which are difficult to build cost-effectively and run efficiently in small sizes, we are designing our engines to be easy to manufacture, to be high performance, and to be compact piston engines.

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

We currently have four engines in development addressing markets that present what we believe to be the best and most immediate opportunities:

●	Our Mark 1 and Mark 3 model engines address the alternative energy markets to provide an external combustion engine able to burn various fuels providing power for usable mechanical and/or electric power. Our business model is to subcontract the manufacturing of these models. This was done in 2017. These are now being readied to sell to commercial customers, vertical partners and distributors in 2018.

●	Transportation and Equipment: Our Mark 5 model engine is a powerful, multi-fuel and clean burning demonstrator for the automotive, marine and off-road equipment markets. We have now secured a strong investment partner for funding and support that will allow us to complete heavy equipment and vehicle integration in 2018.

●

Portable / Mobile Power: Our S-2 model engine was developed and accepted under a contract with the U.S. Army as a portable, multi-fuel power generator for vehicles and forward operating bases. Falck Schmidt Defense Systems (“FSDS”) of Denmark, has filed bankruptcy due to non-renewal of bank loans. The owner Falck Schmidt has started a new Company and has asked to continue as a worldwide military supplier. They will take the unit to a trial for military compliance.

Solar Microgrid System: We have a Mark 10 drawn and is going into CAD. The first 1500 horsepower unit is projected to be tested by the end of 2018. The Cyclone solar trough is being manufactured by an American solar company and the Thermal Storage Unit will also be built and tested this year for the 1 Megawatt Microgrid Market. The new investment group is facilitating integration of our engine with their Solar products.

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

Based on our business model, our revenue and income will come from:

●	Development and engineering fees from customers, partners and licensees;

●	Direct sales revenue from engines we manufacture through sub contractors;

●	Up-front license fees and on-going royalties based on sales by our licensees.

●	Direct sales of Cyclone powered generators to distributors.

●	Income recognition from equity investment in partnerships

Development Status of Technology

Our products are in development, however, prototypes of several different models and sizes are near completion. The following lists each of the Cyclone Engines and products that we have in development:

Model	Size	Uses	Stage

Mark 1	5 HP	Power generation –all fuels and heat sources	Production units (10) in field testing

Mark 3	25 HP	Auxiliary power for military, biomass to power, portable power, and small vehicles	Production units (10) at OEM’s

Mark 5	100 HP	Transportation, commercial power, military	Beta Prototype (2)

Mark 10	1500 HP	Transportation Train, Ship, large equipment, Power Generation	Into finish CAD drawing, quotes out & parts ordered

Combustion Chamber		Waste fuels, biomass to power, for :transportation, commercial power, military	Preproduction units (25)

(1)	“Pre Production Unit” refers to an engine in the process of being engineered for manufacturing at OEM’s

(2)	Beta Prototype” refers to a second generation prototype engine, which has undergone significant testing at Cyclone’s facility.

Our engines are currently in customer field testing, and there is no guarantee that they will successfully meet customer expectations when completed.

Research and Development Activities

As a technology research and development company, much of our annual expenses are dedicated towards R&D, including labor costs, material costs, tooling and equipment and other expenses required to run our business. Our R&D expenditures for 2017 and 2016 were $238,682 and $604,199, respectively.

We actively pursue development agreements with customers, whereby we will develop an engine, design plans or other products to spec at the customer’s full or partial expense. Sometimes these arrangements are part of a more expansive license agreement.

Prototyping and Manufacturing

We currently contract with multiple suppliers for the production of many of our prototype parts, which we design and then assemble and test at our facility. In 2014, we acquired the machinery to produce in-house a greater portion of this prototype manufacturing work, which we believe has saved us considerable time and money. For production we have contracted with one or more manufacturers that have the expertise, machinery, tooling and other capital assets required to commercialize and manufacture in mass production our engines.

Competitive Business Conditions

We believe that our technology, which is a small-scale heat-regenerative, Rankine cycle external combustion engine, has little direct competition. However, depending on the industry in which these engines are applied, indirect competitors utilizing different technologies do exist.

Currently, there are several companies which have developed and commercialized other types of external heat engines, such as Stirling engines. Stirling engines are similar to our technology and are used in overlapping applications (such as solar thermal power generation), however; the two engine technologies have several major differences, including size, power-density, and adaptability to fluctuations in heat and load. Based on preliminary testing and analysis, we believe that our engine technology may be superior to the Stirling engines in these aspects; and thus, has more applications in waste heat and mobile uses (i.e., cars, trucks and ships). We have not yet commercialized our engine technology, and these claims are still to be proven. Also, several Stirling engine companies such as Infinia Corp. have greater capital resources than we do, which could help establish their technology in the marketplace quicker than we can. We feel starting in 2018 with the new capital investment we will catch up to these other technologies.

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

We currently have the following U.S. patents issued or allowed on our engine technology:

Active U.S. Patents

U.S. No. 7,080,512 B2	Heat Regenerative Engine

U.S. No. 7,856,822 B2	Heat Regenerative Engine

U.S. No. 7,856,823 B2	Pre-Heater Coil in a Heat Regenerative Engine

Pursuant to new US Patent Office regulations, upon approval and payment of back fees , the Company’s 8 expired patents can be reestablished from inception. We have also taken advantage of reissues to include changes and broaden the patents. We pursue a rigorous patent strategy, pursuant to which (and subject to our available cash resources) we file patents in the U.S. for our engines, their individual components, and other innovations and inventions we develop. We also pursue patents internationally in countries where we believe we may have manufacturing or sales opportunities and/or competition. Despite these efforts, we cannot make assurances that our patents will not infringe on other patents throughout the world, that other groups will not try to infringe on our patents, and if either of these were to occur, that we would have the resources to defend our rights. If this were to occur, it could have a material adverse effect on our business.

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

Dependence on customers

We have contracts for development and licensing of our engine technology, our Thermal Storage Battery, and our Solar Trough: Combi-Lift LTD. (a global materials handling and lift equipment manufacturer based in Ireland), Falck Schmidt Defense Systems of Denmark (“FSDS”) which is in reorganization after a forced bankruptcy (a global military products manufacturing and supplier), IBES (a producer of biomass furnace electric systems) which is in breach of contract currently, Genesis, (a major construction builder with concrete technology) to build our Thermal Storage Units, a current list of four Distributors for sales of the generators being supplied through TAW Power Systems, and four integrators for Solar, off road vehicle, and two biomass fuel manufacturers. We have formed working relationships with other major industrial groups, and teaming agreements with manufacturers.

Because of the diversification of applications, uses and business models, and the current stage of our development /product sales cycle, we do not believe that the loss of the licensee or development partner would have a material adverse impact on our current or future operations. Additionally, we are actively pursuing other licensees and development partners in other product categories.

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

Because of our work with the military, we have registered with the U.S. Department of State under its International Trafficking in Arms Regulations (ITAR). We do not believe we cannot develop, sell or export any covered munitions under these Regulations, but have registered the company in an abundance of precaution.

Employees. In 2017, we had 6 full-time employees including management, and two part-time employees. We consider our relations with our employees to be good. None of our employees are covered under any labor union or collective bargaining agreement. As needed, we contract with specialized labor, machine shops / fabricators and consultants to control costs.

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

In August 2015, the Company is subject to a default judgment $166,000 plus interest for non- payment of a convertible warrant true up. The Company is seeking to arrange a reduced settlement. A judgment was entered in United States District Court of Utah, Central Division, case No: 215-cv-00536-PMW, on May 17, 2016, between the Company and Tonaquint Inc. for default of true up on a convertible warrant. As of February 20, 2018 we entered into a settlement agreement for conversion of a set amount of $150,000 on a 1 to 1 bases to common stock sales.

Effective October 13, 2017 the Company was subject to a summary judgment of $37,278 plus attorney fees for non-payment of 3 capitalized leases from Marlin Business Bank. This amount is including $11,379 of past due lease payments, accelerated lease payments, late charges and other fees. The $37,278 has been reflected in accrued expenses with an appropriate reduction of the capitalized lease liability.

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

According to the records of our transfer agent and NOBO listing, as of March 31, 2018, there were approximately 4,700 shareholders of record of our common stock, and two shareholders of record of our Series B Preferred Stock.

Year ended December 31, 2017

	High Bid Price	Low Bid Price
First Quarter	$0.0024	$0.0001
Second Quarter	0.0021	0.0005
Third Quarter	0.0015	0.0003
Fourth Quarter	0.0006	0.0001

Year Ended December 31, 2016

	High Bid Price	Low Bid Price
First Quarter	$0.0030	$0.0010
Second Quarter	0.0230	0.0010
Third Quarter	0.0028	0.0011
Fourth Quarter	0.0028	0.0016

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

Overview

We are engaged in the research and development of all-fuel, eco-friendly engine technologies. Several prototypes of these engines are current beta tested, pre-production tested or nearing completion with 2 models currently in limited production. While we started to generate revenue from its operations as early as 2008, it has not had material or consistent revenue in each of the last two fiscal years. For us to maintain and expand our operations through the next 12 months, we will seek the completion of our manufactured products by our two manufacturers of the engines and the integration of the engines into a generator package to be sold to distributors. We will also continue license agreements and development agreements that provide up-front or progress payment funds to us. We are receiving monthly payments from our investor and anticipate for that to continue as they proceed with their due diligence.

Our goals for 2018 and 2019 are to sell the Mark 1 and Mark 3 engine (with the TAW generator) to commercial customers and distributors. We are developing the Mark 5 engine for incorporation into solar power systems that will be sold via our investment partner. The Company is looking to expand with other military associates for its S-2 engine.

Funding in 2018 to complete various Company projects has been negotiated with an investor that wants to integrate Cyclone technology with its Solar products. Final testing of the Mark 10 1500 horse power unit is projected by year end. The new Thermal Storage unit for the 1 Megawatt Microgrid market and the Cyclone solar trough is expected to be manufactured by early next year.

Financing Transactions

In 2017, we financed our operations via funds generated from $165,813 in notes payable, an increase in trade accounts payables and, accrued liabilities of $646,741 and a net increase in payables and debt to related parties of approximately $341,000.

Corporate Structural Actions. We will continue to take decisive steps to mature our structure and operations to attract funding from investors with long range horizons and strategic partners who can add value from multiple directions. This type of funding is different from the convertible notes we used to finance us over the last few years.

Stock for Services and Contracts. During the year ended December 31, 2017, we issued approximately 6.4 million shares of common stock for $5,000 of services. We also amortized (based on vesting) $3,153 of common stock options for employee services.

Stock for Liabilities. During the year ended December 31, 2017, we issued approximately 1,335.9 million shares of common stock pursuant to conversions of approximately $585,000 of notes payable, accrued liabilities and related interest.

Research& Development. We invest considerably in the development of our technology. Over the years, these investments have led to over 30 patents and substantial progress towards the commercialization of our engine technology. For 2017 and 2016 our R&D expenses were $238,682 and $604,199, respectively.

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

Intangible assets, consisting primarily of patents, are deemed to be critical for the furtherance of our business objectives and our engine products. There have been no impairments of our intangible assets, as we are developing our products and obtaining new contracts based on these engine and associated technology patents.

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

Our audited consolidated financial statements include our accounts and the accounts of our 95% owned subsidiary, Cyclone Performance. We have eliminated all material inter-company transactions and balances in our consolidated financial statements. The accompanying audited consolidated financial statements have been prepared in accordance with GAAP in the United States for financial information. In our management’s opinion, all adjustments considered necessary for a fair presentation of financial statements have been included and such adjustments are of a normal recurring nature.

Going concern

As shown in the accompanying consolidated financial statements, the Company sustained substantial operating and other losses and expenses of approximately $2.1 million for the year ended December 31, 2017, and $2.1 million for the year ended December 31, 2016. The cumulative deficit since inception is approximately $63.0 million. The Company has a working capital deficit at December 31, 2017 of approximately $5.4 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017. The Company adopted this guidance on January 1, 2018 and does not expect this guidance to have a material effect on its financial position, results of operations and cash flows.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon required dates of adoption.

Our significant accounting policies are described in Note 1 to the accompanying financial statements, and above in “Critical Accounting Policies”.

Results of Operations –

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenues and Gross Profit

In 2017, the Company recognized $150,000 pursuant to the delivery of a S-2 engine and $25,000 in license fees for waste heat engine applications. The total gross profit for 2017 was $174,862.

There were no revenues or gross profit for the year ended December 31, 2016

Operating Expenses

Our operating expenses decreased $208,223 or 13%, to $1,371,848 for the year ended December 31, 2017 compared to $1,580,071 for the comparable period in 2016. The majority of the decrease was due to lower research and development expenses of $365,517 (60%) that were attributable to the 2016 complete expensing of engine developmental labor and overhead, inclusive of a 2016 inventory reserve provision of $125,900, partially offset by higher 2017 general and administrative expenses of $158,022 (16%) attributable to public company related accounting and consulting expenses. On October 1, 2017 the Company executed a consulting agreement known as “Romero Consulting Agreement date October 1, 2017” to render such advice, consultation, information, and services to the Directors and/or Officers of the Company regarding advise, consultation, information and services not limited to business development in Mexico, Central and South America; additional services in social media including but not limited to Facebook, Twitter and SnapChat.

Operating Loss

Our operating losses decreased $383,085 or 24%, to $1,196,986 for the year ended December 31, 2017 compared to $1,580,071 for the comparable period in 2016.

Other Income (Expense)

Net other expense for the year ended December 31 2017 of $(936,852) was inclusive of interest expense of $377,410 , and to the non-cash expense in the change in fair value of derivative liability of $728,144.

Net other expense for the year ended December 31, 2016 was ($520,852) primarily attributable to non cash derivative expense of $370,519 and $141,450 of interest expense

Net Income and Earnings per Share

Our net loss decreased $32,915 or 2% to $2,133,838 for the year ended December 31, 2017 compared to a net loss of $2,100,923 for the comparable period in 2016. The decrease is due to the factors set forth above. The resulting net loss per weighted average share for 2017 and 2016 was ($0.00) and ($0.00), respectively.

Liquidity and Capital Resources

Our working capital deficiency increased by $1.4 million or 35%, to $5.4 million for the year ended December 31, 2017 compared $4.0 million for the comparable period in 2016. The variance is primarily due to higher accounts payables and accruals, higher related party accounts and loans payable, an increase in derivative fair value liabilities partially offset by recognition of $150,000 in deferred revenue

For the year ended December 31, 2017, funds were provided by a $646,741 increase in accounts payable and accruals, a net $341,113 increase in related party accounts payable, accruals and notes payable, and $165,813 in traditional, non derivative related indebtedness. Funds were used by the net loss of $2,133,838 and $150,000 in realization of deferred revenue. Included in the net loss is a non-cash charge of $728,144 attributable to a loss on the change in fair value of derivative liability, and $ 70,934 on a loss on debt conversion paid with common stock.

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

Cash Flows and Management Plans

As of May 24, 2018, an investor provided $199,500 for additional development of the Cyclone Engines as part of a binding letter of intent for $5 million. The consideration is to be the issuance of Preferred A shares, which represents 20% ownership of the Company at the completion of funding. The funds are to be paid over a 2-year period upon reaching various milestones.

Our auditors have issued a going concern opinion for the years ended December 31, 2017 and 2016. Management is optimistic, however, that revenue can be generated shortly and that funding has been secured in 2018 through 2020 to maintain operations and development at the current and at an accelerated pace.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Engagement of New Independent Registered Accounting Firm and Dismissal of Independent Accounting Firms

On March 22, 2017, we appointed Soles, Heyn & Company LLP (SH) as our new independent registered accounting firm with respect to the fiscal year ended December 31, 2016. In addition, we engaged SH to review the quarterly financial statements of March 31, 2016, June 30, 2016, and September 30, 2016, and to review the quarterly financial statements of March 31, 2017, June 30, 2017, and September 30, 2017.

Except as noted in this paragraph, since January 1, 2014, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation SK.

Since July 2016, neither us nor anyone acting on our behalf consulted SH or A&C, with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation SK.

Item 9A. Controls and Procedures

Disclosure Controls

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (Coso) (Revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of December 31, 2017 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iii) lack of sufficient active independent directors and an independent audit committee.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

We are committed to improving our financial and oversight organization and procedures. During the remainder of 2018 and into 2019, we intend to adopt new accounting and disclosure controls and procedures, improve existing procedures to remedy material weaknesses in our internal control over financial reporting and to add experienced personnel to our accounting staff as our financial ability allows. We also hope to add independent directors to our Board of Directors, and to establish an Audit Committee comprised of independent directors with accounting and /or financial reporting expertise.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The names, ages, positions and dates appointed of our current directors and executive officers are set forth in the table below:

Name	Age	Position	Date of Appointment

Harry Schoell	75	Chairman and Chief Technology Officer	June 2004*

Frankie Fruge	73	Director and President	June 2004

Bruce Schames	71	Chief Financial Officer	April 2010

James Hasson	77	Director	June 2014

Dennis Dudzik	66	Director	June 2014

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

Compensation to Advisors

We have compensated our Board of Advisors’ members with shares of restricted common stock and stock options for their past services rendered on behalf of us, and reserve the right to issue additional shares, stock options or cash in the future. Both Allen Brown and Karl Petersen had received salaries for their services which were performed at our facility.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during twelve months ended December 31, 2017, we are not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the years ended December 31, 2017.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Current Officers Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards (S)	All Other Compensation ($)	Option Awards ($)	Total ($)
Harry Schoell	2017	$150,000	(1)	0	0	0	$465	$150,465
Chairman & CTO	2016	150,000	(1)	0	0	0	1,230	151,230

Frankie Fruge	2017	$125,000	(2)	0	0	0	$465	$125,465
Director & President	2016	125,000	(2)	0	0	0	1,230	126,230

Bruce Schames	2017	$72,000	(3)	0	0	0	$465	$72,465
CFO	2016	72,000	(3)	0	0	0	1,230	73,230

(1)	All of Mr. Schoell’s salary in 2017 and 2016 has been deferred until determined by the Board of Directors that we can afford to pay such salary. The total accrued deferred salary is $375,000. In 2015 Mr. Schoell forgave $325,000 of accrued salary.

(2)	All of Ms. Fruge’s salary in 2017 and 2016 has been deferred until determined by the Board of Directors that we can afford to pay such salary. The total accrued deferred salary is $312,500 In 2015 Ms. Fruge forgave $287,500 of accrued salary.

(3)	As of December 31, 2017, Mr. Schames had $241,861 of total deferred total compensation, which will be paid when determined by the Board of Directors that we can afford to pay such salary. In 2015 Mr. Schames forgave $42,725 of accrued salary.

Employment Agreements

Harry Schoell. Mr. Schoell has an employment agreement with us providing for a base salary of $150,000 per year plus standard benefits. This compensation is currently being deferred until we have sufficient revenue to support its payment, and to date, he has not received any cash compensation under his agreement. Mr. Schoell converted $20,000 of deferred salary to common stock in 2010, and $24,000 to common stock in 2013 at current market prices. Mr. Schoell also converted 1.5 million shares of our common stock to a 2.5% equity interest in Cyclone Performance LLC in 2012. In 2014 Mr. Schoell converted $844,844 of unpaid deferred salary into 10,560,550 shares of common stock, and in 2015 Mr. Schoell forgave $325,000 of accrued salary. As of December 31, 2017, Mr. Schoell had $375,000 in unpaid, deferred salary due to him.

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

In 2014 Ms. Fruge converted $738,740 of unpaid deferred salary into 7,984,250 shares of common stock and in 2015 Ms. Fruge forgave $287,500 of accrued salary. As of December 31, 2017, Ms. Fruge had $312,500 in unpaid, deferred salary due to her.

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

Bruce Schames. Mr. Schames has an agreement with us providing for annual cash compensation of $60,000, $12,000 in restricted common stock and 600,000 common stock options. His year-to-year contract began June 1, 2010. Either Mr. Schames or us may terminate his employment on 60 days’ notice. If we terminate other than for “cause,” he shall receive his base compensation due through the date of termination plus a good faith repayment plan for any deferred and unpaid compensation. If Mr. Schames leaves or is terminated for “cause,” he shall not be paid any deferred compensation and any unvested options shall terminate immediately. “Cause” is defined as gross negligence or willful misconduct that injures or may reasonably injure us. Mr. Schames converted $55,292 of deferred salary to 691,152 shares of our common stock in 2014 and in 2015 Mr. Schames forgave $42,725 of accrued salary. As of December 31, 2017, Mr. Schames had $241,861 in unpaid deferred salary due to him.

CYCLONE OFFICER and DIRECTOR OPTIONS

Outstanding Equity Awards at December 31, 2017

The following table summarizes information concerning all stock option grants held by our named executive officers as of December 31, 2017.

All outstanding equity awards are options to purchase shares of common stock.

					Exercise or	Grant Date Fair
		Total	Number		Base Price of	Value of Stock		Number	Number Un-
	Option	Number	Exercisable	Number	Option	in Option	Option	Exercisable	exercisable
	Grant	Granted	(Vested)	Un-	Awards	Awards	Expiration	Date	Date
Name and Position	Dates	Granted	(1)	exercisable	($/Share)	($)(2)	Date	Vested	Expires

Harry Schoell	2011-2017	3,300,000	2,850,000	450,000	$.19-.$0003	$.19-.$0003	2021-2027	2012-2018	2027
Chairman & Chief
Technology Officer

Frankie Fruge	2007-2017	3,300,000	2,850,000	450,000	$.19-.$0003	$.19-.$0003	2021-2027	2012-2018	2027
Director & President

Bruce Schames	2010-2017	4,500,000	4,050,000	450,000	$.33-.0003	$.33-.0003	2020-2027	2011-2018	2027
CFO

James Hasson-Director	-	-	-	-	-	-	-	-	-

Dennis Dudzik - Director	-	-	-	-	-	-	-	-	-
Total		11,100,000	9,750,000	1,350,000

(1) Options vest one year from the date of grant.

(2) We determined the grant date fair value of stock option awards using the methodology in footnote 10 to our Consolidated Financial Statements for the years ended December 31, 2017 and 2016.

Option Exercise, Vesting and Expiration

During 2017, none of the above named executive officers exercised any options, 1.8 million executive officer and director options vested and 1.6 million options expired.

Compensation of the Board of Directors

The following table sets forth compensation to our non-employee directors during the year ended December 31, 2017 and 2016.

Name	Fees earned or paid in cash ($)	Option awards ($)	Stock Awards ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
James Hasson	-	-	-	-	-	-
Dennis Dudzik	-	-	-	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our Common Stock and Series B Preferred Stock by each of our named Executive Officers and Board of Directors, and each shareholder who is known by us to own beneficially five percent (5%) or more of the outstanding stock of such class as of March 31, 2018. On March 31, 2018, there were 5,292,794,570 shares of common and 1,000 shares of Series B Preferred stock issued and outstanding.

Name and Address	Common Shares Beneficially Owned		%	Series B Pref. Shares Beneficially Owned		%
Harry Schoell, Chairman & Chief Technology Officer 601 NE 26th Ct. Pompano Beach, FL 33064	50,815,970	(1)	0.96%	797		80%

Frankie Fruge, President & Director 601 NE 26th Ct. Pompano Beach, FL 33064	20,334,206	(2)	0.38%	203		20%

Bruce Schames, CFO 601 NE 26th Ct. Pompano Beach, FL 3306	5,163,175	(3)	.0.10%	-		-

James Hasson Director 601 NE 26th Ct. Pompano Beach, FL 33064	-		-	-		-

Dennis Dudzik Director 601 NE 26th Ct. Pompano Beach, FL 33064	-		-	-		-

All Executive Officers as a Group (5 persons)	76,313,351		1.44%	-		-

TOTALS:	76,313,351		1.44%	1,000	*	100%

*	The 1,000 shares of Series B Preferred stock provide their holders a majority vote on all matters brought before the common stock shareholders.

(1)	Mr. Schoell’s total includes 3,300,000 vested common stock options, but excludes 450,000 unvested options awarded in 2017.

(2)	Ms. Fruge’s total includes 3,300,000 vested common stock options, but excludes 450,000 unvested options awarded in 2017.

(3)	Mr. Schames’ total includes 4,500,000 vested common stock options, but excludes 450,000 unvested options awarded in 2017.

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

We have an Operations Agreement dated July 2, 2007, with Schoell Marine, a company owned by Harry Schoell, providing equipment leasing, based upon cost and going market rates and though December 2015 office facility rental. At December 31, 2017, we owed to Schoell Marine $224,810, for loans, unpaid related interest and leases, which is recorded as related party debt. The debt is callable at the discretion of Mr. Schoell. Through December 2015 we rented office space from Schoell Marine under this agreement at approximately $12.00/sf, which we believe to be at market rates.

As of December 31, 2017, we also had recorded $687,500 of accrued and deferred officer’s salaries to Mr. Schoell and Ms. Fruge, The accrued deferred salary can be paid to the officers if and when funds are available. These funds are accounted for as non-interest bearing accruals due on demand.

In 2012, Mr. Schoell and Ms. Fruge each acquired a 2.5% equity interest in Cyclone Performance LLC for 1.5 million shares of our stock each.

Item 14. Principal Accountant Fees and Services

The following table shows what, Soles, Heyn & Company, LLP and Anton & Chia LLP, our independent auditing firms, billed for audit and other services for the years ended December 31, 2017, and 2016.

	Year Ended December 31, 2017	Year Ended December 31, 2016

Audit Fees – Soles, Heyn & Company, LLP	$32,500	$-
Audit Fees -Anton & Chia, LLP	-	20,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
	-	-
Total	$32,500	$20,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description

3.1 *	Articles of Incorporation, dated June 14, 2007

3.2 *	Certificate of Domestication, dated June 14, 2007

3.3 *	Articles of Amendment to Articles of Incorporation containing Certificates of Designation for Series A Convertible Preferred Stock and Series B Preferred Stock, dated July 17, 2011

3.4 *	Articles of Amendment to Articles of Incorporation, dated July 27, 2007

3.5 *	Articles of Amendment to Articles of Incorporation, dated July 24, 2009

3.6 *	Articles of Amendment to Articles of Incorporation, dated March 30, 2010

3.7 *	Articles of Amendment to Articles of Incorporation, dated April 28, 2010

3.8*	By-Laws of Cyclone Power Technologies, Inc.

3.09*	Written Consent of the Shareholders in lieu of a Meeting, dated December 19, 2013 Amendment to the

3.10*	Articles of Incorporation of the Company, dated January 31, 2014

10.1 *	Employment Agreement, dated June 30, 2007, between the Company and Frankie Fruge

10.2 *	Employment Agreement, dated June 30, 2007, between the Company and Harry Schoell

10.3 *	Common Stock Purchase Warrant, dated July 30, 2009, between the Company and Phoenix Power Group, LLC

10.4 *	Cyclone Power Technologies’ 2010 Stock Option Plan

10.5 *	Employment Agreement, dated August 1, 2011, between the Company and Christopher Nelson

10.6 *	Employment Agreement, dated June 10, 2010, between the Company and Bruce Schames

10.7 *	Operations Agreement, dated July 2, 2007, between the Company and Schoell Marine, Inc.

10.8 *	Systems Application License Agreement, dated July 30, 2009, between the Company and Phoenix Power Group LLC

10.9 *	Technology License Agreement, dated December 11, 2009, between the Company and Great Wall Alternative Power Systems, Ltd.

10.10*	Amended and Restated technology License Agreement, dated Jun 15, 2011, between the Company and Renovalia Energy, S.A.

10.11 *	Subcontractor Contract for Development of a Rankine Cycle Engine, dated December 20, 2010, between the Company and Advent Power Systems, Inc.

10.12 *	Technology License Agreement, dated March 24, 2006, between the Company and Advent Power Systems, Inc., including Amendments thereto.

10.13 *	Letter of Understanding, dated March 1, 2011, between the Company and TopLine Energy Systems, LLC

10.14 *	Security Agreement, dated August 1, 2007, between the Company and Schoell Marine, Inc.

10.15 *	Systems Application License Agreement, dated September 12, 2011, between the Company and Combilift.

10.16*†	Cyclone Power Technologies, Inc. 2012 Stock Option Plan

10.161*†	Asset Purchase Agreement, dated December 20, 2011, between Cyclone Power Technologies, Inc. and Advent Power Systems, Inc.

10.17*	Private Placement Purchase Agreement, by and between Cyclone Power Technologies, Inc. and GEM Global Yield Fund Limited, dated July 6, 2012

10.18*	Form of Securities Purchase Agreement, signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.19*	Form of Promissory Note signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.20*	Form Common Stock Purchase Warrant signed between the Company and Brio Capital LP and Gemini Master Fund Ltd.

10.21*	$500,000 Promissory by and between Cyclone Power Technologies, Inc and JMJ Financial, dated April 3, 2013

10.22*	Securities Purchase Agreement, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.23*	Convertible Promissory Note, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.24*	Warrant to Purchase Shares of Common Stock, dated May 31, 2013, by and between Cyclone Power Technologies, Inc. and Tonaquint, Inc.

10.25††	Securities Purchase Agreement by and between the Company and TCA, with an effective date of September 1, 2013.

10.25.1††	Amended and Restated Systems Application License Agreement between the Cyclone Power Technologies, Inc. and Phoenix Power Group LLC, dated September 30, 2013 and finalized on October 7, 2013.

10.26*	Senior Secured Redeemable Debenture by and between the Company and TCA, with an effective date of September 1, 2013.

10.27*	Security Agreement by and between the Company and TCA, effective f September 1, 2013.

10.28*	Security Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.29*	Guaranty Agreement by and between the Subsidiaries and TCA, with an effective date of September 1, 2013.

10.30*	Securities Purchase Agreement by and between the Company and LG, with a signing date of November 21, 2013.

10.31*	Convertible Promissory Note by and between the Company and LG, with a signing date of November 21, 2013.

10.32*	Securities Purchase Agreement by and between the Company and GEL, with a signing date of December 3, 2013.

10.33*	10% Convertible Redeemable Promissory Note by and between the Company and GEL, with a signing date of December 3, 2013.

10.34*	Securities Purchase Agreement by and between the Company and Peak One, dated December 17, 2013.

10.35*	Debenture by and between the Company and Peak One, issued December 17, 2013.

10.36*	Registration Rights Agreement by and between the Company and Peak One, issued December 17, 2013.

10.37*	Debt Purchase Agreement by and between the Union Capital LLC, TCA Global Credit Master Fund, LP and the Company, dated February 28, 2014.

10.38*	10% Convertible Redeemable Note by and between the Company and Union Capital LLC, issued February 28, 2014.3

10.39*	Draw on JMJ note 10.21* of $50,000 issued, June 23, 2014.

10.40*	Resignation of President, Christopher Nelson, July 17, 2014.

10.41*	Resignation of Board Member, Joel Myersohn, July 17, 2014.

10.42*	Note Payable 2 year simple interest $50,000 at 6% between the Company and A. Nikitina, issued January 6, 2015.

10.43*	Legal Judgment by JSJ $175,000 for inability to convert note, May 8, 2015.

10.44*	Resignation of Board Member, Lew Jaffee, July 31, 2015.

10.45*	Warehouse lease agreement for one year with EZCP for 601 building, December 11, 2015.

10.46*	License agreement with mergered 3R and IBES, February 14, 2016.

10.47*	License agreement with G2E, May 1, 2016.

10.48*	Development agreement with FSDS and appendix, June 15, 2016.

10.49*	Engagement of Anton & Chia LLP as new auditors June 17, 2016.

10.50*	Promissory note, 2 months term, simple interest $4,000 at 4% between the Company and Chad Tendrich, issued July 6, 2016.

10.51*	Legal Judgment by Tonaquint for $166,000 plus interest for non- payment of a convertible warrant true up, July 13, 2016.

10.52*	Convertible promissory note 6 months term, simple interest $46,000 at 10% between the Company and Chad Tendrich, issued July 26, 2016.

10.53*	Promissory note 6 week term interest payable in stock, $27,000, between the Company and S D White issued Sept. 1, 2016.

10.54*	Increase in authorized common shares to 4 billion from 2 billion-September 6 2016.
10.55*	FSDS engineering development agreement June 1, 2016

10.56*	Larry Bornstein October 24, 2016 consulting agreement for 3 months.

10.57*	“Bornstein Consulting Agreement dated January 3, 2017” consulting agreement.

10.58*	FSDS technology license agreement dated January 26, 2017

10.59*	Tendrich Consulting Addendum #2 dated March 30, 2017

10.60*	Tendrich Consulting Agreement dated April 1, 2017

10.61	Consulting agreement dated October 1, 2016 with Cayden Capital.

10.62	Consulting Agreement dated August 1, 2017 with Lawrence Bornstein known as “Bornstein Agreement dated August 1, 2017”

10.63	Consulting Agreement dated August 1, 2017with Chad Tendrich known as “Tendrich Agreement dated August 1, 2017”

10.64	Consulting agreement dated October 1, 2017 with Xavier Romero known as “Romero Consulting Agreement dated October 1, 2017”

10.65	Consulting Agreement with Jacob Smitter dated January 1, 2018.

10.66	Consulting agreement dated February 1, 2018 with Larry Bornstein known as “Bornstein Consulting Agreement dated February 1, 2018”

21*	Subsidiaries of the Company

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer or Principal Executive Officer as stated under Florida Law Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

The certification attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cyclone Power Technologies, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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

Cyclone Power Technologies, Inc.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer

Dated:	May 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ HARRY SCHOELL
Harry Schoell
Chairman and Chief Technical Officer

Dated:	May 29, 2018

By:	/S/ FRANKIE FRUGE
Frankie Fruge
President, (principal executive officer) and Director

Dated:	May 29, 2018

By:	/S/ BRUCE SCHAMES
Bruce Schames
Chief Financial Officer
(principal accounting and financial officer)

Dated:	May 29, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Cyclone Power Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cyclone Power Technologies, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2017, the Company had accumulated losses of approximately $62,962,000, and has negative working capital of approximately $5,370,000, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audits provide a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP

We have served as the Company’s auditor since 2017.

West Palm Beach, Florida May 29, 2018

F -1

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2017 AND 2016

	2017	2016

ASSETS

CURRENT ASSETS
Cash	$-	$591
Inventory, net	-	26,667
Other current assets	193	193
Total current assets	193	27,451

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(236,938)	(209,498)
Net property and equipment	65,832	93,272

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(304,807)	(216,502)
Net patents, trademarks and copyrights	90,173	178,478
Other assets	7,660	7,862
Total other assets	97,833	186,340

Total Assets	$163,858	$307,063

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$52	$-
Accounts payable and accrued expenses	2,057,068	1,472,851
Accounts payable and accrued expenses-related parties	880,225	545,225
Notes and other loans payable-current portion net of discount of $30,764	494,795	512,642
Derivative liabilities	1,424,001	754,000
Notes and other loans payable-related parties	399,873	393,760
Capitalized lease obligations-current portion	5,522	14,312
Deferred revenue and license deposits	173,826	323,826
Total current liabilities	5,435,362	4,016,616

NON CURRENT LIABILITIES
Capitalized lease obligations-net of current portion	-	25,536
Notes and other loans payable-net of current portion	1,500	-
Total non-current liabilities	1,500	25,536

Total Liabilities	5,436,862	4,042,152

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Series A preferred stock, $.0001 par value, 750,000 shares authorized, 0 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	-	-
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	-	-
Common stock, $.0001 par value, 6,000,000,000 shares authorized, 2,859,645,298 and 1,517,400,273, shares issued and outstanding at December 31, 2017, and December 31, 2016, respectively.	285,963	151,737
Additional paid-in capital	57,377,491	56,915,794
Treasury Stock 317,000 shares, at December 31, 2017, and December 31, 2016 respectively, at cost.	(3,000)	(3,000)
Accumulated deficit	(62,962,497)	(60,828,659)
Total stockholders’ deficit - Cyclone Power Technologies Inc.	(5,302,043)	(3,764,128)
Non controlling interest in consolidated subsidiaries	29,039	29,039

Total Stockholders’ Deficit	(5,273,004)	(3,735,089)

Total Liabilities and Stockholders’ Deficit	$163,858	$307,063

The accompanying notes are an integral part of these consolidated financial statements

F -2

CYCLONE POWER TECHNOLOGIES, INC .

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR YEARS ENDED DECEMBER 31 2017, AND 2016

	2017	2016

REVENUES
Engine sales and design revenue	$150,000	$-
License revenue	25,000	-

Total revenue	175,000	-

COST OF GOODS SOLD	138	-

Gross profit	174,862	-

OPERATING EXPENSES
Advertising and promotion expenses	7,438	8,166
General and administrative
Retirement of patents	62,857	69,782
Other general and administrative	1,062,871	897,924
Total general and administrative	1,125,728	967,706
Research and development
Inventory reserve provision	-	125,900
Other research and development	238,682	478,299
Total research and development	238,682	604,199

Total operating expenses	1,371,848	1,580,071

Operating loss	(1,196,986)	(1,580,071)

OTHER (EXPENSE) INCOME
Other income (expense)
Other income and (expense)	168,702	(8,883)
Change in fair value of derivative liability	(728,144)	(370,519)
Interest (expense)	(377,410)	(141,450)

Total other income (expense)	(936,852)	(520,852)

Loss before income taxes	(2,133,838)	(2,100,923)
Income taxes	-	-

Net loss	$(2,133,838)	$(2,100,923)

Net loss per common share, basic and diluted	$(0.00)*	$(0.00)

Weighted average number of common shares outstanding	1,720,378,311	1,416,738,836

* Net loss per share less than $0.00

The accompanying notes are an integral part of these consolidated financial statements

F -3

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2017

									Prepaid			Stockholders’	Non
									Expenses	Preferred		(Deficit)	Controlling
	Preferred		Preferred				Additional		via	Stock		Cyclone	Interest	Total
	Stock A		Stock B		Common Stock		Paid In	Treasury	Common	Subscription	Accumulated	Power	In Consol.	Stockholders’
	Shares	Value	Shares	Value	Shares	Value	Capital	Stock	Stock	Receivable	(Deficit)	Tech. Inc.	Subsidiaries	(Deficit)
Balance, December 31, 2015	-	-	1,000	-	1,388,669,532	$138,864	$56,621,826	$(3,000)	$-	$-	$(58,727,736)	$(1,970,046)	$29,039	$(1,941,007)

Issuance of options for employee services	-	-	-	-	-	-	2,526	-	-	-	-	2,526	-	2,526

Repayment of liabilities in common stock	-	-	-	-	125,730,741	12,573	228,359	-	-	-	-	240,932	-	240,932

Loss on debt paid with common stock	-	-	-	-	-	-	57,383	-	-	-	-	57,383	-	57,383

Issuance of common stock for services	-	-	-	-	3,000,000	300	5,700	-	-	-	-	6,000	-	6,000

Net loss year ended December 31, 2016	-	-	-	-	-	-	-	-	-	-	(2,100,923)	(2,100,923)	-	(2,100,923)

Balance, December 31, 2016	-	-	1,000	-	1,517,400,273	151,737	56,915,794	(3,000)	-	-	(60,828,659)	(3,764,128)	29,039	(3,735,089)

Issuance of options for employee services	-	-	-	-	-	-	3,153	-	-	-	-	3,153	-	3,153
								-	-	-	-	-	-	-
Repayment of debt and interest with common stock	-	-	-	-	851,291,692	85,131	255,168	-	-	-	-	340,299	-	340,299
								-	-	-	-	-	-	-
Repayment of liabilities in common stock	-	-	-	-	484,583,333	48,458	198,917	-	-	-	-	247,375	-	247,375
								-	-	-	-	-	-	-
Services paid with common stock	-	-	-	-	6,370,000	637	4,459	-	-	-	-	5,096	-	5,096

Net loss year ended December 31, 2017	-	-	-	-	-	-	-	-	-	-	(2,133,838)	(2,133,838)	-	(2,133,838)

Balance, December 31, 2017	-	-	1,000	-	2,859,645,298	285,963	57,377,491	(3,000)	-	-	(62,962,497)	(5,302,043)	29,039	(5,273,004)

The accompanying notes are an integral part of these consolidated financial statements

F -4

CYCLONE POWER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR YEARS ENDED DECEMBER 31 2017, AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133,838)	$(2,100,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,888	68,357
Provision for inventory reserve	-	125,900
Issuance of restricted common stock, options and warrants for services	3,153	2,526
Loss from derivative liability-conversion notes payable	70,934	57,383
Amortization of derivative debt discount	61,617	11,680
Change in fair value of derivative liability	728,144	370,518
Expenses paid with common stock	123,066	6,000
Write-off of expired patents	62,857	69,782
Changes in operating assets and liabilities:
Decrease in inventory	26,667	170,941
Decrease in other current assets	202	594
Increase (decrease) in cash overdraft	52	(3,221)
Increase in accounts payable and accrued expenses	646,741	554,744
Increase in accounts payable and accrued expenses-related parties	335,000	335,000
Increase (decrease) in deferred revenue and deposits	(150,000)	175,700
Net cash used in operating activities	(172,517)	(155,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of capitalized lease obligations	-	(10,041)
Proceeds from notes and loans payable	165,813	94,725
Repayment of notes and loans payable	-	(1,500)
Proceeds from related party notes and loans payable	39,834	87,141
Repayment of related party notes and loans payable	(33,721)	(14,715)
Net cash provided by financing activities	171,926	155,610

Net (decrease) increase in cash	(591)	591
Cash, beginning of period	591	-

Cash, end of period	$-	$591

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash	$-	$-
Payment of income tax in cash	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 484,583,333 shares of Common stock for liabilities	$247,375	$-
Issuance of 6,370,000 shares of Common stock for services	$5,096	$-
Issuance of 851,291,692 shares of Common stock for debt and interest repayment	$340,299	$-
Issuance of 20,313,416 shares of Common stock for repayment of related party payables	$-	$6,000
Issuance of 125,730,741 shares of Common stock for liabilities	$-	$240,932

The accompanying notes are an integral part of these consolidated financial statements

F -5

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

Cyclone Power Technologies, Inc. (the “Company”, “our,” “Cyclone”) is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in September 2004. The LLLP was the original developer and intellectual property holder of the Cyclone engine technology. Initiated in 2017, the Company’s current business model, is to be primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology. Engines and related systems will be outsourced for manufacturing but the company will invoice customers. Our prior business model also included engine manufacturing.

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run various vehicles and vessels utilizing the Company’s engine. As of December 31, 2017 and 2016, the company had a 95% controlling interest in Cyclone Performance.

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

Effective September 30, 2014, Cyclone sold most of its investment in the WHE Subsidiary and as of December 31, 2016 retained approximately a 2 million share non controlling (below 20%) interest in the WHE Subsidiary. This investment was deconsolidated on September 30, 2014 and the remaining investment was sold in the second quarter of 2016.

F -6

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

C. CASH

Cash includes cash on hand and cash in banks. At December 31, 2017 and 2016, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF LOSS PER SHARE

Net loss per share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of December 31, 2017 and 2016, total anti-dilutive shares related to the common stock options plan amounted to approximately 13.4 million and 14.5 million shares, respectively. On a pro-forma basis if the convertible debt and related interest and penalties were converted at respective conversion rates and applied discounts at the year end common stock price, for the years ended December 31 2017 and 2016 an additional 5.5 billion and 658 million shares would be issuable, respectively.

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

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is not recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2013 through 2017.

F -7

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

H. INVENTORY

Inventory is recorded at the lower of cost or market. Based on our revised R&D company business model, commencing in 2016, costs include only material to develop a completed engine for sale. In our former business model costs include material, labor and allocated overhead to manufacture a completed engine. These costs are periodically evaluated to determine if they have a net realizable value. If the net realizable value is lower than the carrying amount, a reserve is provided. All inventory was fully reserved at December 31, 2017 and most of the inventory was reserved at December 31, 2016.

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

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3	—	Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

F -8

The summary of annual fair values and changing values of financial instruments as of January 1, 2015 through December 31, 2017 is as follows:

Derivative Liabilities
Balance, December 31, 2015	$383,482
Additions	-
Conversion	-
Deletions	-
Fair Value Adjustment –loss	370,518

Balance, December 31, 2016	754,000
Additions	116,615
Conversions	(174,758)

Deletions	-

Fair Value Adjustment –loss	728,144
Balance, December 31, 2017	$1,424,001

The table above is based on Level 3 hierarchy using the Stochastic Process Forecasting Model valuation methodology

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the years ended December 31, 2017 and 2016 were $238,682 and $604,199, respectively.

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

F -9

N. PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets as follows:

Years
Display equipment for trade shows	3
Leasehold improvements and furniture and fixtures	10 – 15
Shop equipment	7
Computers	3

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

Recent FASB issuances:

In May 2014, and subsequently modified, the FASB issued ASC 606 Revenue from Contracts with Customers as guidance on the recognition of respective revenue from contracts Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The principle sections of the guidance related to: 1. Determine if there is a contract. 2. Identify the performance obligations 3. Establish the contract price 4. Allocate the contract price to the various phases of the contract

The implementation guidance permits two methods: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). Commencing in 2018 the company will adopt the guidance and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material and changes pursuant to continued application of ASC 606 is not expected to be significant.

In March 2016, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting. This addresses the accounting for share-based payment transactions and includes the recognition of the income tax effects of awards that vest or settle as income tax expense and clarification of the presentation of certain components of share-based awards in the statement of cash flows. We are still in the process of evaluating the effect of adoption on our financial statements and the effective date of application is 2018.

F -10

In March 2016, the FASB issued ASU 2017-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the FASB Emerging Issues Task Force)”. which applies to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options, and requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One criterion is that the economic characteristics and risks of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently assessing the impact of the ASU on its financial position, results of operations or cash flows.

Q. CONCENTRATION OF RISK

The Company does not have any off-balance sheet concentrations of credit risk. The Company expects cash and to be the only asset most likely to subject the Company to concentrations of credit risk. The Company’s policy is to maintain its cash with high credit quality financial institutions to limit its risk of loss exposure. The company has no accounts receivable at December 31, 2017

As of December 31, 2017, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through December 31,2017. The Company purchases raw material and components from multiple sources, none of which may be considered a principal or material supplier. If necessary, the Company could replace these suppliers with minimal effect on its business operations.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company incurred substantial operating and other losses and expenses of approximately $2.1 million for the year ended December 31, 2017, and $2.1 million for the year ended December 31, 2016. The cumulative deficit since inception is approximately $63.0 million. The Company has a working capital deficit at December 31, 2017 of approximately $5.4 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

 Inventory principally consists of raw material. to develop an engine at the lower of cost or market.

F -11

Inventory, net consists of:

	December 31, 2017	December 31, 2016
Raw materials	$0	$26,667
Total	$0	$26,667

We provide estimated provisions for the realization, valuation and obsolescence of our inventories, including adjustments to market, based on various factors, including the age of such inventory and our management’s assessment of the need for such provisions. We look at historical inventory aging and usage reports and margin analyses in determining our provision estimate.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	December 31, 2017	December 31, 2016
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	202,578
Total	302,770	302,770
Accumulated depreciation	(236,938)	(209,498)
Net property and equipment	$65,832	$93,272

Depreciation expense for the years ended December 31, 2017, and 2016 was $27,440 and $33,269, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of December 31, 2017, and 2016 were $90,173 and $178,478, respectively. There were no capitalized additions to patents, trademarks and copyrights during the years ended December 31, 2017, and 2016. In 2017, and 2016 the Company recorded net charges of $62,857 and $69,782, respectively, included in general and administrative expenses, for various international expired patents; the basic US patents for the Cyclone technology are still protected.

As of December 31, 2017, the Company had 3 active and 8 expired patents issued on its technology both in the U.S. and internationally. Pursuant to new US Patent Office regulations, upon approval, expired patents can be reinstated upon payment of past maintenance fees.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the years ended December 31, 2017, and 2016 were $25,448 and $35,088, respectively. Future annual patent amortizations are:

2018	$15,472
2019	15,472
2020	15,472
2021	15,472
2022	11,337
Thereafter	16,948
$90,173

F -12

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	Third PARTIES

A summary of non-related party notes and other loans payable is as follows:

	December 31, 2017	December 31, 2016

12% convertible notes payable, maturing at various dates from November 2013 through October 2017 (A)JMJ	$61,196	$42,951

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B) TONQ	19,963	19,963

10% convertible notes payable maturing at various dates from May 2016 through February 2017 (C) LG	76,000	76,000

10% convertible notes payable, maturing at various dates from December 2016 through January 2017 (D)GEL	26,192	29,303

10% convertible notes payable maturing at various dates from February 2016 through August 2016 (E)UNION	140,658	116,200

12% convertible notes payable, maturing at various dates from April 2016 through May 2016 (F)JSJ	35,936	85,000

10% note payable, maturing Feb 3, 2017	50,000	50,000

Various notes payable, maturing 2017 and 2018 (G) (white)	72,650	34,000

6% note payable, maturing Oct 12 2019	1,500	-
10% note payable maturing January 26, 2017	-	46,000
Various notes payable, maturing 2017 and 2018	12,200	6,500

Demand note	-	6,725

Total third party notes –net of discount	496,295	512,642

Less-Current Portion	494,795	512,642

Total non-current third party notes	$1,500	$-

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default.

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities. In 2018 The company negotiated a reduced settlement for $150,000 via the issuance of company stock.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At December 31, 2017, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(E)	Notes issued net of discount from derivative liabilities (fully amortized). At December 31, 2017, the Company held 761.9 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities. The company negotiated the settlement of the debt, interest and penalties via the conversion of company stock.

(G)	Interest on $62,000 of notes to be paid in 6,000,000 shares of restricted company common stock. Other notes at various interest rates These notes are in default.

F -13

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	December 31, 2017	December 31, 2016

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$161,005	$169,751
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	101,546	107,842
12% non-collateralized loans from officer and shareholder, payable on demand	21,044	21,044
Accrued Interest	116,278	95,123
Total current related party notes, inclusive of accrued interest	$399,873	$393,760

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

In June 2016 Schoell Marine forgave $710,272 of principle and accrued interest on the note.

NOTE 7 – RELATED PARTY TRANSACTIONS-Deferred Compensation

Included in accounts payable and accrued expenses - related parties as of December 31, 2017, and December 31, 2016 are $687,500 and $412,500, respectively, of accrued and deferred officers’ salaries compensation for the President and the CTO which may be paid as funds are available. These are non-interest bearing and due on demand.

In June 2016, the principle officers of the company forgave $612,500 of deferred compensation.

NOTE 8 – PREFERRED STOCK

At December 31, 2017 and 2016 the Series A Preferred Stock had 750,000 shares authorized and no shares issued and outstanding.

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

NOTE 9 – STOCK TRANSACTIONS

The Company authorized an increase of Common Stock to 6 Billion shares in the fourth quarter of 2017. This is a requirement by debt covenants to maintain a sufficient authorized number of shares to satisfy conversion of legacy convertible debt. This is required as the stock price has fallen and shares have to be available at 4 times the conversion rate.

F -14

During the year ended December 31, 2017, the Company:

a-	Amortized (based on vesting) $3,153 of common stock options for employee services.

b-	Issued approximately 1,335.9 million shares of common stock pursuant to conversions of approximately $587,000 of notes payable, accrued liabilities and related interest

c-	Issued 6.4 million shares of common stock valued at approximately $5,000 for services

During the year ended December 31, 2016, the Company:

a-	Issued 125,730,741 shares of restricted common stock valued at $298,315 for payment of $240,932 of liabilities and incurred a $57,383 loss on this debt payment.

b-	Amortized (based on vesting) $2,526 of common stock options for employee services.

c-	Issued 3,000,000 shares of common stock valued at $6,000 for services

In the first quarter of 2018, the Company entered into an agreement with an investor to provide up to $5 million to the Company, and the Company will issue Preferred A shares, which will be convertible into shares of the Company’s Common Stock representing approximately 20% of the Company’s outstanding Common stock at the completion of funding.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, the Company issued 1,800,000 common stock options, valued at $3,690 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0021 and with a maturity life of 10 years. For the years ended December 31, 2017, and December 31, 2016 the amortization of stock options was $2,526 and $2,526, respectively. The unamortized balance at December 31 2017 was $641.

A summary of the common stock options for the period from December 31, 2015 through December 31, 2017 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2015	12,380,000	$0.123	5.8
Options issued	1,800,000	.0021	9.6
Options cancelled	(150,000)	(..98)	-
Balance, December 31, 2016	14,030,000	$0.096	5.3
Options issued	1,800,000	.0008	9.6
Options expired	(2,430,000)	(.203)
Balance, December 31, 2017	13,400,000	$.064	5.8

F -15

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance December 31, 2017	12,050,000	$.059	5.5

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Risk free interest rate	1.5%-1.98%	.71%-1.4%
Expected volatility	121% - 134%	136% - 139%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$.0003 -$.0015	$.0019 -$.0024

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

B. COMMON STOCK WARRANTS

During the year ended December 31, 2017, 500,000 warrants with an average exercise price of $.08 expired.

A summary of outstanding vested warrant activity for the period from December 31, 2015 to December 31, 2017 follows:

	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Common Stock Warrants

Balance, December 31, 2015	1,125,000	$.0042	2.05

Warrants expired	(625,000)	(.011)

Balance, December 31, 2016	500,000	$.08	.67

Warrants expired	(500,000)	(.08)

Balance, December 31, 2017	0	$0.0	.-

All warrants were vested and exercisable as of the date issued.

F -16

NOTE 11 – INCOME TAXES

In December 2017, new tax known as Tax Cut and Jobs Act of 2017 was enacted. The new tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward, a deemed repatriation transition tax, and changes to allow net operating losses to be carried forward indefinitely. In addition, net operating losses arising after December 31, 2017 will be limited to the lesser of the available net operating loss or 80% of the pre-net operating loss taxable income. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment.

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the years ended December 31, 2017 and 2016 are as follows:

	Year ended December 31, 2017		Year ended December 31, 2016
Tax benefit at U.S. statutory rate	$240,997	21%	$470,466	34%
State taxes, net of federal benefit	45,904	4	55,349	4
Change in valuation allowance	(286,901)	(25)	(525,818)	(38)
	-	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and December 31, 2016 consisted of the following:

Deferred Tax Assets	December 31, 2017	December 31, 2016
Net Operating Loss Carry-forward	$10,951,258	$10,577,607
Deferred Tax Liabilities – Accrued Officers’ Salaries	(987,056)	(900,306)
Net Deferred Tax Assets	9,964,202	9,677,301
Valuation Allowance	(9,964,202)	(9,677,301)
Total Net Deferred Tax Assets	$-	$-

As of December 31, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The original lease was at an annual rent of $60,000. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs, inclusive of late charges, for the years ended December 31, 2017, and 2016 were $71,082 and $64,100, respectively.

B ..CAPITALIZED LEASE OBLIGATIONS

Total lease payments made for the year ended December 31, 2017 were $0. The company is in default on its remaining capitalized lease with Leaf Capital Funding, LLC.

F -17

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

The balance of capitalized lease obligations payable at December 31, 2017 and December 31, 2016 was $5,522 and $5,522, respectively. Future lease payments are:

2018	$5,522
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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of December 31, 2017, the cumulative unallocated losses to the non-controlling interests of this subsidiary of $953 are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of December 31, 2017, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. As of December 31, 2017, the Company has $56,950 of advances as deposits on three (3) contracts for engines to be delivered to customers.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Prior to 2016, the Company entered into convertible note agreements (subject to derivative accounting treatment). The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation. As of December 31, 2017, the Company has outstanding stock options and convertible debt that upon exercise could exceed the number of shares authorized.

F -18

In the year ended December 31, 2017, the Company recorded a $147,233 non-cash charge to interest expense (reflective of debt discount amortization), and $728,144 of derivative loss related to adjusting the derivative liability to fair value. At December 31, 2017, the derivative related fair value of debt was $1,424,001. The significant increase in the derivative loss was the inclusion of default judgments, default and accrued interest in the fair market debt calculation.

In the year ended December 31, 2016, the Company recorded a $174,043 non-cash charge to interest expense (reflective of debt discount amortization), an increase of $0 in additional paid in capital pursuant to conversion of convertible notes to common stock, and a $56,702 of derivative gain related to adjusting the derivative liability to fair value. At December 31, 2016, the derivative related fair value of debt was $754,000.

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

	Year Ended December 31, 2017	Year Ended December 31, 2016
Volatility	71%- 91%	103%- 343%
Risk Free Rate	.02% - .28%	.01% - .28%
Expected Term (years)	0 – 1.05	0 – 1.05
Dividend Rate	0%	0%

NOTE 17 – LITIGATION

Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at December 31 2017, outstanding interest, default interest and default judgment penalties are included in accrued liabilities. In 2018, the Company negotiated a reduced settlement for $150,000 via the issuance Company stock.

In August 2016, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017.

As at December 31, 2017, outstanding interest, default interest and default judgment penalties for debt are included in accrued liabilities.

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

In the third quarter of 2017, the Company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capitalized lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, late charges and other fees. The $7,266 has been reflected in accrued liabilities with an related reduction to the capitalized lease liability.

NOTE 18 – SUBSEQUENT EVENTS

In the first quarter of 2018, the Company engaged in the following transactions:

a-	The issuance of approximately 571 million shares of common stock in settlement of an accrued liability for services in the amount of approximately $135,000.

b-	The issuance of approximately 1,862 million shares of common stock pursuant of conversion of approximately $208,000 of notes payable and related interest.

As of May 24, 2018, an investor provided $199,500 for additional development of the Cyclone Engines as part of a binding letter of intent for $5 million. The consideration is to be the issuance of Preferred A shares, which represents 20% ownership of the Company at the completion of funding. The funds are to be paid over a 2-year period upon reaching various milestones.

On February 1, 2018 the Company executed a consulting agreement known as “Bornstein Consulting Agreement dated February 1, 2018” to render such advice, consultation, information, and services to the Directors and/or Officers of the Company regarding public company financials and audit for the Company. Specifically, the Consultant shall be the lead for the company in dealing with the auditors and the company to completely manage the audit process, manage its timing, conference calls, all document flow and any other items required to complete the audit and public reporting. Additionally, Consultant will be able to work with Company and other Consultants to complete budgets, forecasting and going forward projections for the company, as well as assisting in documents used to help with acquisitions and mergers and capital raising.

In the May 2018, the Company established a wholly owned subsidiary, Emerging Power Solutions Inc., whose purpose is to provide alternative power solutions for various industries based on the application of the Cyclone Engine.

F -19