Form 10-Q
period 2018-03-31
CYCLONE POWER TECHNOLOGIES INC
filed 2018-06-15
CIK 1442711

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of June 14, 2018, there were 5,292,794,585 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS
Cash	$7,500	$-
Other current assets	193	193
Total current assets	7,693	193

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(241,157)	(236,938)
Net property and equipment	61,613	65,832

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(308,771)	(304,807)
Net patents, trademarks and copyrights	86,209	90,173
Other assets	7,660	7,660
Total other assets	93,869	97,833

Total Assets	$163,175	$163,858

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$52
Accounts payable and accrued expenses	1,914,424	2,057,068
Accounts payable and accrued expenses-related parties	963,975	880,225
Notes and other loans payable-current portion	428,793	494,795
Derivative liabilities	1,581,000	1,424,001
Notes and other loans payable-related parties	383,699	399,873
Capital lease obligations-current portion	5,522	5,522
Deferred revenue and license deposits	173,826	173,826
Total current liabilities	5,451,239	5,435,362

NON CURRENT LIABILITIES
Notes and other loans payable-net of current portion	1,500	1,500
Total non-current liabilities	1,500	1,500

Total Liabilities	5,452,739	5,436,862

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Series A preferred stock, $.0001 par value, 750,000 shares authorized, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	-	-
Common stock, $.0001 par value, 6,000,000,000 shares authorized, 5,292,794,585 and 2,859,645,298 shares, issued and outstanding March 31, 2018 and December 31, 2017, respectively.	529,278	285,963
Additional paid-in capital	57,757,236	57,377,491
Treasury Stock, 317,000 shares at March 31, 2018 and December 31, 2017, at cost.	(3,000)	(3,000)
Series A preferred stock to be issued	100,000	-
Accumulated deficit	(63,702,117)	(62,962,497)
Total stockholders' deficit-Cyclone Power Technologies Inc.	(5,318,603)	(5,302,043)
Non controlling interest in consolidated subsidiary	29,039	29,039
Total Stockholders' Deficit	(5,289,564)	(5,273,004)

Total Liabilities and Stockholders' Deficit	$163,175	$163,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

Gross profit	-	-

OPERATING EXPENSES
Advertising and promotion	3,810	180
General and administrative	162,962	317,555
Research and development	81,943	40,676

Total operating expenses	248,715	358,411

Operating loss	(248,715)	(358,411)

OTHER EXPENSE
Other income (expense)	2,419	(70,934)
Change in fair value of derivative liability	(424,968)	(323,467)
Interest (expense)	(68,356)	(49,974)

Total other expense	(490,905)	(444,375)

Loss before income taxes	(739,620)	(802,786)
Income taxes	-	-

Net loss	$(739,620)	$(802,786)

Net loss per common share, basic and diluted	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	3,511,429,124	1,551,847,880

* Net loss per share less than $0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(739,620)	$(802,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,183	13,707
Issuance of restricted common stock, options and warrants for services	350	923
Loss on debt paid with common stock	-	70,934
Amortization of derivative debt discount	30,764	-
Change in fair value of derivative liability	424,968	323,468
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	115,331	289,502
Decrease in cash overdraft	(52)	-
Increase in accounts payable and accrued expenses-related parties	83,750	83,750
Net cash used in operating activities	(76,326)	(20,502)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	5,000	25,000
Payment of notes and loans payable	(5,000)	-
Payment of related party notes and loans payable	(24,750)	(14,000)
Increase in related party notes and loans payable	8,576	9,457
Proceeds from series A preferred stock	100,000	-
Net cash provided by financing activities	83,826	20,457

Net increase (decrease) in cash	7,500	(45)
Cash, beginning of period	-	591

Cash, end of period	$7,500	$546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

NON CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 571,047,619 shares of Common stock for accrued liability settlement	$134,754	$-
Issuance of 1,862,101,668 shares of Common stock for debt and interest settlement	$222,143	$-
Issuance of 100,000,000 shares of Common stock for liability settlement	$-	$49,066
Issuance of 44,476,071 shares of Common stock for debt and interest settlement	$-	$34,246

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

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run various vehicles and vessels utilizing the Company’s engine. As of March 31, 2018, the company had a 95% controlling interest in Cyclone Performance.

In 2010, the Company established a subsidiary WHE Generation Corp. f/k/a, Cyclone-WHE LLC (the “WHE Subsidiary”, “WheGen”), to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2014 the Company had sold most of its ownership and the balance was sold in the second quarter of 2016.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and the accounts of our 95% owned subsidiary Cyclone Performance LLC. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal journal entries considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Complete financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

The financial statements presented for the three months ended March 31, 2018 and 2017 are unaudited.

C. CASH

Cash includes cash on hand and cash in banks. At March 31, 2018 and December 31, 2017, the Company maintained cash balances at one financial institution.

D. COMPUTATION OF LOSS PER SHARE

Diluted loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of March 31, 2018 and 2017, total anti-dilutive shares related to the common stock options plan amounted to approximately 13.9 million and 14.9 million shares, respectively. On a pro-forma basis if the convertible debt and related interest and penalties were converted at respective conversion rates and applied discounts at the quarter end common stock price, for the three months ended March 31, 2018 and 2017 an additional 6.82 billion and 1.13 billion shares would be issuable, respectively.

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

F. REVENUE RECOGNITION

In May 2014, ASC 606 was issued related to revenue from contracts with customers. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard became effective for the Company’s fiscal year beginning January 1, 2018. The adoption of ASC 606 did not have an impact on our financial position or results of operations, as the Company does not have any revenue.

G. WARRANTY PROVISIONS

Current contracts do not require warranty assistance subsequent to acceptance of the “deliverable R&D prototype” by the customer. For products that the Company will sell in the future, warranty costs are anticipated to be borne by the manufacturing vendor.

H. INVENTORY

Inventory is recorded at the lower of cost or market. Based on our revised R&D company business model, commencing in 2016, costs include only material to develop a completed engine for sale. In our former business model costs include material, labor and allocated overhead to manufacture a completed engine. These costs are periodically evaluated to determine if they have a net realizable value. If the net realizable value is lower than the carrying amount, a reserve is provided. All inventory was fully reserved at December 31, 2017.

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

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3	—	Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The summary of the quarterly fair values and changing values of financial instruments as of January 1, 2018 through March 31, 2018 is as follows:

Derivative Liabilities
Balance, January 1, 2018	1,424,001
Additions	-
Conversions	(267,969)
Deletions	-
Fair Value Adjustment –loss	424,968
Balance, March 31, 2018	$1,581,000

The table above is based on Level 3 hierarchy using the Stochastic Process Forecasting Model valuation methodology

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the three month periods ended March 31, 2018 and 2017 were $81,943 and $40,676, respectively.

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

O. IMPAIRMENT OF LONG LIVED ASSETS

Intangible assets, consisting primarily of patents, are deemed to be critical for the furtherance of our business objectives and our engine products. There have been no impairments of our intangible assets, as we are developing our products and obtaining new contracts based on the engine and associated technology patents.

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

P. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance that changes the accounting for leases and requires expanded disclosures about leasing activities. Under the new guidance, lessees will be required to recognize a right-of-use asset and a lease liability, measured on a discounted basis, at the commencement date for all leases with terms greater than twelve months. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance issued in 2014. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The amended guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2018, and early application is permitted. The Company’s adoption of this guidance did not result in a material adjustment to the financial statements.

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

As of March 31, 2018, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through March 31, 2018. The company had no accounts receivable at March 31, 2018 and December 31, 2017.

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

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company sustained substantial operating and other losses and expenses of approximately $.7 million for the three months ended March 31, 2018 and $2.1 million for the year ended December 31, 2017. The cumulative deficit since inception is approximately $63.7 million. The Company has a working capital deficit at March 31, 2018 of approximately $5.4 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via debt, advance contract payments (deferred revenue) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Initiated in 2016, based on our revised R&D company business model, inventory principally consists of raw material to develop an engine. Under our prior business model, inventory consisted of raw material engine parts, work in process engines, labor and overhead, net of realization, valuation and obsolescence reserves. In the aggregate inventory is stated at the lower of cost or market. All inventory was fully reserved at March 31, 2018.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	202,578
Total	302,770	302,770
Accumulated depreciation	(241,157)	(236,938)
Net property and equipment	$61,613	$65,832

Depreciation expense for the three months ended March 31, 2018 and 2017 was $4,219 and $7,345 respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of March 31, 2018 and December 31, 2017, were $ 86,209 and $90,173, respectively. There were no capitalized additions to patents, trademarks and copyrights during the three months ended March 31, 2018 and the year ended December 31, 2017. For the three months ended March 31, 2018 and the year ended December 31, 2017, the Company recorded net charges of $0 and $62,857, respectively, included in general and administrative expenses, for various expired patents; the basic patents for the Cyclone technology are still protected.

As of March 31, 2018, the Company had 3 active and 8 expired patents issued on its technology both in the U.S. and internationally. Pursuant to new US Patent Office regulations, upon approval, expired patents can be reinstated upon payment of unpaid maintenance fees.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the three months ended March 31, 2018 and 2017 were $3,964 and $6,362, respectively.

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	THIRD PARTY

A summary of non related notes and other loans payable is as follows:

	March 31, 2018	December 31, 2017

12% convertible notes payable, maturing at various dates from November 2013 through October 2017 (A)	$72,948	$61,196

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2016 through February 2017 (C)	76,000	76,000

10% convertible notes payable, maturing at various dates from December 2016 through January 2017 (D)	-	26,192

10% convertible notes payable maturing at various dates from February 2016 through August 2016 (E)	112,200	140,658

12% convertible notes payable, maturing at various dates from April 2016 through May 2016 (F)	12,832	35,936

10% note payable, maturing Feb 3, 2017	50,000	50,000

Various notes payable, maturing 2017 and 2018 (G)	72,650	72,650

6 % note payable, maturing Oct 12, 2019, (I)	1,500	1,500

Various notes payable, maturing 2017 and 2018	12,200	12,200

Total non third party notes –net of discount	430,293	496,295

Less-Current Portion	428,793	494,795

Total non-current third party notes	$1,500	$1,500

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default. (does this exist still) starts with B

(B)	Note issued net of original discount (fully amortized). Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. The Company is negotiating a reduced settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities In 2018 the company negotiated a reduced settlement for $150,000 via the issuance of company stock.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At March 31, 2018, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(E)	Notes issued net of discount from derivative liabilities (fully amortized). At March 31, 2018, the Company held 202 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. These notes are in default.

(F)	Notes issued net of discount from derivative liabilities (fully amortized). The Company is subject to litigation judgment of approximately $150,000, plus subsequent penalty interest for non–payment. Company is seeking to arrange a settlement. Unpaid interest, default penalties and default interest is included in accounts payable and accrued liabilities. The company negotiated the settlement of the debt, interest and penalties via the conversion of company stock.

(G)	Interest on $62,000 of notes to be paid in 6,000,000 shares of restricted company common stock Other notes are various interest rates. These notes are in default.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	March 31, 2018	December 31, 2017

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$156,738	$161,005
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	89,246	101,546
12% non-collateralized loans from officer and shareholder, payable on demand	15,860	21,044
Accrued Interest	121,853	116,278
Total current related party notes, inclusive of accrued interest	$383,697	$399,873

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

NOTE 7 – RELATED PARTY TRANSACTIONS-Deferred Compensation

Included in accounts payable and accrued expenses - related parties as of March 31, 2018 and December 31, 2017, are $756,250 and $687,500 respectively, of accrued and deferred officers’ salaries compensation for the President and the CTO which may be paid as funds are available. These are non-interest bearing and due on demand.

NOTE 8 – PREFERRED STOCK

At March 31, 2018 and December 31, 2017 the Series A Preferred Stock had 750,000 shares authorized and no shares issued and outstanding. In the first quarter of 2018, the company has a signed binding letter of intent (“LOI”) by an investor to provide $5 million to the company for additional development of the Cyclone Engines. The payment of the $5 million is scheduled through 2020. The consideration is to be the issuance of Preferred A shares, convertible into effectively 20% of the Common shares of the company at the completion of funding.

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

NOTE 9 – STOCK TRANSACTIONS

The Company authorized an increase of Common Stock to 6 Billion shares in the last quarter of 2017. This increase in the amount of authorized share capital is a requirement by debt covenants to cover old convertible debt. This is required as the stock price has fallen and shares have to be available at 4 times the conversion rate.

During the three months ended March 31, 2018, the Company:

a-	Amortized (based on vesting) $350 of common stock options for employee services.

b-	Issued approximately 1,862 million shares of common stock pursuant to conversions of approximately $222,000 of notes payable, accrued interest and related liabilities.

c-	The Company issued 571 million shares of common stock valued at approximately $135,00 for accrued liabilities for consulting services.

In the first quarter of 2018, the company has a signed binding LOI from an investor to provided $5 million to the company. The consideration is to be the issuance of Preferred A shares, convertible into effectively 20% of the Common shares of the company at the complete funding estimated through 2020. To Date $195,000 has been funded by the investor.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the three months ended March 31, 2018, the company issued 450,000 common stock options, valued at $90 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0002 and with a maturity life of 10 years. For the three months ended March 31, 2018, the amortization of stock options was $350 and the unamortized balance was $381. As of March 31, 2018, the intrinsic value on all options was zero.

A summary of the common stock options for the period from December 31, 2017 through March 31, 2018 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2017	13,400,000	$0.064	5.8
Options issued	450,000	.0002	10.0
Options expired	-	-	-
Balance, March 31, 2018	13,850,000	$0.062	5.7

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance March 31, 2018	12,500,000	$.057	5.3

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Risk free interest rate	2.39%	1.5%
Expected volatility	132%	134%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$.0002	$.0015

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

B. COMMON STOCK WARRANTS

As of March 31, 2018 and December 31, 2017, there were no common stock warrants outstanding.

NOTE 11 – INCOME TAXES

In December 2017, a new tax known as Tax Cut and Jobs Act of 2017 was enacted. The new tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward, a deemed repatriation transition tax, and changes to allow net operating losses to be carried forward indefinitely. In addition, net operating losses arising after December 31, 2017 will be limited to the lesser of the available net operating loss or 80% of the pre-net operating loss taxable income. In accordance with ASC 740, the impact of a change in tax law is recorded in the period of enactment.

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the three months ended March 31, 2018 and 2018 are as follows:

	Three Months ended March 31, 2018		Three Months ended March 31, 2017
Tax benefit at U.S. statutory rate	$47,860	21%	$134,493	34%
State taxes, net of federal benefit	9,116	4	15,823	4
Change in valuation allowance	(56,976)	(25)	(150,316)	(38)
	-	-	-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31 2018 and December 31, 2017 consisted of the following:

Deferred Tax Assets	March 31, 2018	December 31, 2017
Net Operating Loss Carry-forward	$11,029,921	$10,951,258
Deferred Tax Liabilities – Accrued Officers’ Salaries	(1,008,743)	(987,056)
Net Deferred Tax Assets	10,021,178	9,964,202
Valuation Allowance	(10,021,178)	(9,964,202)
Total Net Deferred Tax Assets	$-	$-

As of March 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17.2 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The original lease, was at an annual rent of $60,000. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs for each of the three months ended March 31, 2018 and 2017 were $16,983 and $15,900, respectively.

B .CAPITAL LEASE OBLIGATIONS

The company is in default on its remaining capital lease obligation to Leaf Capital Funding, LLC.

Effective October 13, 2017 the Company was subject to a summary judgment of $ 37,278 plus attorney fees for non-payment of 3 capital leases from Marlin Business Bank. This amount is including $11,379 of past due lease payments, accelerated lease payments, late charges and other fees. The $37,278 has been reflected in accrued expenses with an appropriate reduction of the capital lease liability.

In the third quarter of 2017, the company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capital lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, late charges and other fees. The $7,266 has been reflected in accrued liabilities with an appropriate reduction of the capital lease liability.

The balance of capitalized lease obligations payable at March 31, 2018 was $5,522, which is due during 2018.

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

NOTE 14 –CONSOLIDATED SUBSIDIARY

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC. The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of March 31, 2018, the cumulative unallocated losses to the non-controlling interests of this subsidiary are approximately $1,000 and are to be recovered by the parent from future subsidiary profits if they materialize.

NOTE 15 – RECEIVABLES, DEFERRED REVENUE AND BACKLOG

As of March 31, 2018, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as deferred revenue. As of March 31, 2018, 3 other customers have $56,950 of advances as deposits on contracts for engines to be delivered.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

Prior to 2016, the Company entered into convertible note agreements (subject to derivative accounting treatment). The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation. As of March 31, 2018, the Company has outstanding stock options and convertible debt that upon exercise could exceed the number of shares authorized.

In the three months ended March 31, 2018, the Company recorded a non-cash charge of $424,968 of derivative losses related to adjusting the derivative liability to fair value. At March 31, 2018, the derivative related fair value of debt and related convertible liabilities was $1,581,000. The company also amortized to interest expense $30,764 of derivative debt discount.

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

	Three Months ended March 31, 2018	Three Months ended March 31, 2017
Volatility	477%	121%
Risk Free Rate	1.73%	1.0%
Expected Term (years)	.25	.25
Dividend Rate	0%	0%

NOTE 17 – LITIGATION

Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at March 31 2018, outstanding interest, default interest and default judgment penalties are included in accrued liabilities. In 2018, the Company negotiated a reduced settlement for $150,000 via the issuance Company stock.

In August 2016, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017. As at March 31, 2018, outstanding interest, default interest and default judgment penalties for debt are included in accrued liabilities.

Effective October 13, 2017 the Company was subject to a summary judgment of $37,278 plus attorney fees for non-payment of 3 capital leases from Marlin Business Bank. This amount includes $11,379 of unpaid lease payments, accelerated lease payments, late charges and other fees. The $37,278 has been reflected in accrued expenses with an appropriate reduction of the capital lease liability.

In the third quarter of 2017, the company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capital lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, late charges and other fees. The $7,266 has been reflected in accrued liabilities with an appropriate reduction of the capital lease liability.

NOTE 18 – SUBSEQUENT EVENTS

In the second quarter of 2018, the Company engaged in the following transactions:

In the first quarter of 2018, the company has a binding letter of intent by an investor to provide $5 million to the company for additional development of the Cyclone Engines. The consideration is to be the issuance of Preferred A shares, convertible into effectively 20% of the Common shares of the company at the completion of funding. The funds are to be paid over a 2 year period upon reaching various milestones. Currently the Company has met all its milestones and has received $100,000 in the first quarter of 2018 and $99,500 in the second quarter of 2018.

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

Overview

The Company is engaged in the research and development of all-fuel, eco-friendly engine and parts technologies for integration and use within customers’ systems. The Company anticipates that it will concentrate on the following engine models (power ratings): Mark 1 (2.7 KW- 6 HP), Mark 3 (12 KW-22 HP) and the Mark 5 ( 60 KW- 100 HP). Additionally, revenue is anticipated via sales of component parts and licensing fees.

Corporate Structural Actions. The Company’s focus is on revenue and funding derived from sales of engines and parts for integration into customers applications and systems. With delivery of our engines and material component parts, we are transitioning from the convertible notes used to finance the Company over the last 18 months.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue. The Company had no revenues in the quarters ended March 31 2018 and March 31, 2017.

Gross Profit. In the quarters ended March 31, 2018 and 2017, the company had no gross profit.

Operating Expenses.

Operating expenses incurred for the quarter ended March 31, 2018 were $248,715 as compared to $358,411 for the same period in the previous year, a decrease of $109,696 or 31%. The majority of the variance was due to a lower General and Administrative expenses of $154,593 (49%) from consulting and professional fees.

Operating Loss. The operating losses for the quarters ended March 31, 2018 and 2017 were $248,715 and $358,411 respectively, a variance of $109,696 or 31%, due to the factor outlined above.

Other Expense. Other expense for the quarter ended March 31, 2018 was $490,905 versus $444,375 for the same period in the prior year, an increase of $46,530 or 10%.

The 2018 other expenses include $68,356 of interest expense and $424,968 of non cash derivative fair value accounting related charges. The 2017 other expenses included $49,974 of interest expense, $323,467 non cash derivative fair value accounting related charges and a $70,934 loss on debt conversion via common stock.

Net Loss and Loss per Share. The net loss for the quarter ended March 31, 2018 was $739,620, compared to a net loss of $802,786 for the same period in the previous year. The decreased loss of $63,166 or 7.9% is related to the other factors outlined above. The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Liquidity and Capital Resources

At March 31, 2018, the net working capital deficiency was $5,443,546 as compared to a deficiency of $5,435,169 at December 31, 2017, an increase of $8,377 (0.2%).

For the three months ended March 31, 2018, cash increased by $7,500. This is inclusive of funds used by the net loss of $739,620 and net repayment of related party debt of $24,750. Funds were provided by $100,000 in proceeds from series A preferred stock subscription, debt proceeds of $5,000, higher accounts payable and accrued expenses of $115,331 and a $83,750 net increase in related party notes payables and accrued expenses. Non cash charges were $424,968 of non cash charges from fair value derivative accounting and $30,764 of amortized derivative debt discount.

For the three months ended March 31, 2017, cash decreased by $45. This is reflective of funds used by the net loss of $802,786 partially offset by funds provided by debt proceeds of $25,000, higher accounts payable and accrued expenses of $289,502 and a net increase of $83,750 in related party notes payables and accrued expenses. Non cash charges were a $70,934 loss recognized by settling debt with common stock and $323,468 of non cash charges from fair value derivative accounting

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company sustained substantial operating losses and other expenses for the three months ended March 31, 2018 of approximately $.7 million. Cumulative operating and other losses since inception are approximately $63.7 million. The Company has a working capital deficit at March 31, 2018 of approximately $5.4 million. There is no guarantee whether the Company will be able to support its operations on a long term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst case scenario, shut-down operations.

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

In the first quarter of 2018, an investor provided $100,000, and $99,500 in the second quarter, for additional development of the Cyclone Engines as part of a binding letter of intent for $5 million. The consideration is to be the issuance of Preferred A shares, convertible into effectively 20% of the Common shares of the Company at the completion of funding. The funds are to be paid over a 2-year period upon reaching various milestones.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at March 31 2018, outstanding interest, default interest and default judgment penalties are included in accrued liabilities. In 2018, the Company negotiated a reduced settlement for $150,000 via the issuance Company stock.

In August 2016, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017. As at March 31, 2018, outstanding interest, default interest and default judgment penalties for debt are included in accrued liabilities.

Effective October 13, 2017 the Company was subject to a summary judgment of $ 37,278 plus attorney fees for non-payment of 3 capital leases from Marlin Business Bank. This amount is including $11,379 of unpaid lease payments, accelerated lease payments, late charges and other fees. The $37,278 has been reflected in accrued expenses with an appropriate reduction of the capital lease liability.

In the third quarter of 2017, the company recognized a summary judgment of $7,266 plus accrued interest for non-payment of a capital lease from Navitas Lease Corp. This amount is including $4,177 of past due lease payments, accelerated lease payments, interest expense, late charges and other fees. The $7,266 has been reflected in accrued liabilities with an appropriate reduction of the capital lease liability.

TEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2018 the Company issued 2.4 billion shares of restricted common stock in settlement of debt, accrued liabilities and related interest of approximately $355,000.

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

Cyclone Power Technologies, Inc.

June 15, 2018	/s/ Frankie Fruge
Frankie Fruge
President
(Principal executive officer)

June 15, 2018	/s/ Bruce Schames.
Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)

