Form 10-Q
period 2018-06-30
CYCLONE POWER TECHNOLOGIES INC
filed 2018-08-31
CIK 1442711

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

As of August 20, 2018 there were 5,292,794,585 shares of the registrant’s common stock issued and outstanding.

CYCLONE POWER TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2018 AND DECEMBER 31, 2017

(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash	$29,742	$-
Other current assets	193	193
Total current assets	29,935	193

PROPERTY AND EQUIPMENT
Furniture, fixtures, and equipment	302,770	302,770
Accumulated depreciation	(243,439)	(236,938)
Net property and equipment	59,331	65,832

OTHER ASSETS
Patents, trademarks and copyrights	394,980	394,980
Accumulated amortization	(312,735)	(304,807)
Net patents, trademarks and copyrights	82,245	90,173
Other assets	7,660	7,660
Total other assets	89,905	97,833

Total Assets	$179,171	$163,858

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$52
Accounts payable and accrued expenses	1,731,688	2,057,068
Accounts payable and accrued expenses-related parties	1,046,720	880,225
Notes and other loans payable-current portion	428,793	494,795
Derivative liabilities	2,049,000	1,424,001
Notes and other loans payable-related parties	363,665	399,873
Capitalized lease obligations-current portion	5,522	5,522
Contract Liability and license deposits	178,826	173,826
Total current liabilities	5,804,214	5,435,362

NON-CURRENT LIABILITIES
Notes and other loans payable-net of current portion	1,500	1,500
Total non-current liabilities	1,500	1,500

Total Liabilities	5,805,714	5,436,862

Commitments and contingencies (See Note 13)

STOCKHOLDERS’ DEFICIT
Series A preferred stock, $.0001 par value, 750,000 shares authorized, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	-	-
Series B preferred stock, $.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively.	-	-
Common stock, $.0001 par value, 6,000,000,000 shares authorized, 5,292,794,585 and 2,859,645,298 shares, issued and outstanding June 30, 2018 and December 31, 2017, respectively.	529,278	285,963
Additional paid-in capital	57,968,309	57,377,491
Treasury Stock, 317,000 shares, at June 30, 2018 and December 31, 2017, respectively, at cost.	(3,000)	(3,000)
Series A preferred stock subscription	249,500	-
Accumulated deficit	(64,399,662)	(62,962,497)
Total stockholders’ deficit-Cyclone Power Technologies Inc.	(5,655,575)	(5,302,043)
Non-controlling interest in consolidated subsidiary	29,032	29,039

Total Stockholders’ Deficit	(5,626,543)	(5,273,004)

Total Liabilities and Stockholders’ Deficit	$179,171	$163,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-

Gross profit	-	-	-	-

OPERATING EXPENSES
Advertising and promotion	11,270	6,652	7,460	6,472
General and administrative	400,662	537,383	237,700	219,828
Research and development	166,489	96,918	84,546	56,242

Total operating expenses	578,421	640,953	329,706	282,542

Operating loss	(578,421)	(640,953)	(329,706)	(282,542)

OTHER (EXPENSE) INCOME
Other income (expense)	138,419	(70,934)	136,000	-
Derivative (expense) -notes payable	(892,968)	(407,467)	(468,000)	(84,000)
Interest (expense)	(104,201)	(186,023)	(35,845)	(136,049)

Total other (expense)	(858,750)	(664,424)	(367,845)	(220,049)

Loss before income taxes	(1,437,171)	(1,305,377)	(697,551)	(502,591)
Income taxes	-	-	-	-

Net loss	$(1,437,171)	$(1,305,377)	$(697,551)	$(502,591)

Net loss per common share, basic and diluted	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)

Weighted average number of common shares outstanding	4,072,426,766	1,589,583,513	5,292,794,585	1,669,513,344

* Net loss per share less than $0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,437,171)	$(1,305,377)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,429	26,784
Issuance of restricted common stock, options and warrants for services	549	6,829
Amortization of derivative debt discount	30,764	92,382
Loss on debt paid with common stock	-	70,934
Loss from derivative liability conversion-notes payable	892,968	400,701
Changes in operating assets and liabilities:
(Increase) in inventory	-	(488)
Increase in accounts payable and accrued expenses	143,468	414,086
Increase in accounts payable and accrued expenses-related parties	166,495	167,500
Increase in contract liability	5,000	-
Net cash used in operating activities	(183,498)	(126,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes and loans payable	5,000	124,650
Payment of notes and loans payable	(5,000)	-
(Decrease) increase in cash overdraft	(52)	16,883
Payment of related party notes and loans payable	(52,200)	(32,693)

Increase in related party notes and loans payable	15,992	17,218
Proceeds from series A preferred stock subscription	249,500	-
Net cash provided by financing activities	213,240	126,058

Net increase (decrease) in cash	29,742	(591)
Cash, beginning of period	-	591

Cash, end of period	$29,742	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Payment of interest in cash	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:

Issuance of 571,047,619 shares of Common stock for accrued liability settlement	$134,754	$-
Issuance of 1,862,101,668 shares of Common stock for debt and interest settlement	$222,143	$-
Issuance of 100,000,000 shares of Common stock for liability settlement	$-	$49,066
Issuance of 44,476,071 shares of Common stock for debt and interest settlement	$-	$34,246
Issuance of 70,000,000 shares of Common stock for liability settlement	$-	$123,000
Issuance of 6,637,000 shares of Common stock for services	$-	$5,096

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYCLONE POWER TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATIONAL AND SIGNIFICANT ACCOUNTING POLICIES

A. ORGANIZATION AND OPERATIONS

Cyclone Power Technologies, Inc. (the “Company”, “our,” “Cyclone”) is the successor entity to the business of Cyclone Technologies LLLP (the “LLLP”), a limited liability limited partnership formed in Florida in September 2004. The LLLP was the original developer and intellectual property holder of the Cyclone engine technology. Initiated in 2017, the Company’s current business model, is to be primarily a research and development engineering company whose main purpose is to develop, commercialize, market and license its Cyclone engine technology. Engines and related systems will be outsourced for manufacturing, but the company will invoice customers. Our prior business model also included engine manufacturing.

In 2012, the Company established Cyclone Performance LLC (“Cyclone Performance”) f/k/a Cyclone-TeamSteam USA, LLC. The purpose of Cyclone Performance is to build, test and run various vehicles and vessels utilizing the Company’s engine. As of June 30, 2018, the company had a 95% controlling interest in Cyclone Performance. Effective July 24, 2018, the company sold 76% of its equity for $15,000, and retains a 19% interest.

In May 2018, the Company established a wholly owned subsidiary, Emerging Power Solutions Inc., whose purpose is to provide alternative power solutions for various industries based on the application of the Cyclone Engine. As of June 30, 2018 there was no activity in this company.

In 2010, the Company established a subsidiary WHE Generation Corp. f/k/a, Cyclone-WHE LLC (the “WHE Subsidiary”, “WheGen”), to market the waste heat recovery systems for all Cyclone engine models. As of September 30, 2014 the Company had sold most of its ownership and the balance was sold in the second quarter of 2016.

B. PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company and the accounts of our 95% owned subsidiary Cyclone Performance LLC and 100% of Emerging Power Solutions Inc. All material inter-company transactions and balances have been eliminated in the condensed consolidated financial statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, they do not include all the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments, consisting of normal journal entries considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. Complete financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission as part of the Company’s Form 10-K.

The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2018.

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

The financial statements presented for the six months ended June 30, 2018 and 2017 are unaudited.

C. CASH

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018, and December 31, 2017 the Company had no cash equivalents.

D. COMPUTATION OF LOSS PER SHARE

Diluted loss per share is not presented as the conversion of the preferred stock and exercise of outstanding stock options and warrants would have an anti-dilutive effect. As of June 30, 2018 and 2017, total anti-dilutive shares related to the common stock options plan amounted to approximately 14.3 million and 14.9 million shares, respectively. On a pro-forma basis if the convertible debt and related interest and penalties were converted at respective conversion rates and applied discounts at the quarter end common stock price, for the six months ended June 30, 2018 and 2017, approximately an additional 14.5 billion and 2.5 billion shares would be issuable, respectively.

E. INCOME TAXES

Income taxes are accounted for under the asset and liability method as stipulated by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities or a change in tax rate is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced to estimated amounts to be realized using a valuation allowance. A valuation allowance is applied when in management’s view it is more likely than not (50%) that such deferred tax will not be utilized.

In the unlikely event that an uncertain tax position exists in which the Company could incur income taxes, the Company would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by the taxing authorities. Reserves for uncertain tax positions would be recorded if the Company determined it is probable that a position would not be sustained upon examination or if payment would have to be made to a taxing authority and the amount is reasonably estimated. As of December 31, 2017, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authorities. Interest related to the unrecognized tax benefits is not recognized in the consolidated financial statements as a component of income taxes. The Company’s tax returns are subject to examination by the federal and state tax authorities for the years ended 2015 through 2017.

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

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities as of the reporting date.

Level 2	—	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, as of the reporting date.

Level 3	—	Unobservable inputs for the asset or liability that reflect management’s own assumptions about the assumptions that market participants would use in pricing the asset or liability as of the reporting date.

The summary of the quarterly fair values and changing values of financial instruments as of January 1, 2018 through June 30, 2018 is as follows:

Derivative Liabilities
Balance, January 1, 2018	$1,424,001
Additions	-
Conversions	(267,969)
Deletions	-
Fair Value Adjustment –loss	892,968
Balance, June 30, 2018	$2,049,000

Please refer to Note 16 for disclosure and assumptions used to calculate the fair value of the derivative liabilities.

J. RESEARCH AND DEVELOPMENT

Research and development activities for product development are expensed as incurred. Costs for the six and three months ended June 30, 2018 and 2017 were $166,489, $96,918, $84,546 and $56,242, respectively

K. STOCK BASED COMPENSATION

The Company applies the fair value method of ASC 718, “Share Based Payment”, in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values stock based compensation at the market price for the Company’s common stock as of the date in which the obligation for payment of services is incurred.

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

As of June 30, 2018, the Company maintained its cash in one quality financial institution. The Company has not experienced any losses in its bank accounts through June 30, 2018. The company had no accounts receivable at June 30, 2018 and December 31, 2017.

R. DERIVATIVE FINANCIAL INSTRUMENTS

Accounting and reporting standards for derivative instruments and for hedging activities were codified by ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”). It requires that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company has derivative liabilities pursuant to convertible debt and common stock warrants and has recognized net expenses on the condensed consolidated statements of operations. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

NOTE 2 - GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company sustained substantial operating and other losses and expenses of approximately $1.4 million for the six months ended June 30, 2018 and $2.1 million for the year ended December 31, 2017. The cumulative deficit since inception is approximately $64.4 million. The Company has a working capital deficit at June 30, 2018 of approximately $5.8 million. There is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on management’s plans which include implementation of its business model to generate revenue from development contracts, licenses and product sales, and continuing to raise funds through debt or equity raises. The Company will also likely continue to rely upon related-party debt or equity financing.

The consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company is currently raising working capital to fund its operations via stock subscriptions, debt, advance contract payments (contract liability) and advances from and deferred payments to related parties.

NOTE 3 – INVENTORY, NET

Initiated in 2016, based on our revised R&D company business model, inventory principally consists of raw material to develop an engine. Under our prior business model, inventory consisted of raw material engine parts, work in process engines, labor and overhead, net of realization, valuation and obsolescence reserves. In the aggregate inventory is stated at the lower of cost or market. All inventory was fully reserved at June 30, 2018.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2018	December 31, 2017
Display equipment for trade shows	$6,270	$6,270
Leasehold improvements and furniture and fixtures	93,922	93,922
Equipment and computers	202,578	202,578
Total	302,770	302,770
Accumulated depreciation	(243,439)	(236,938)
Net property and equipment	$59,331	$65,832

Depreciation expense for the six months ended June 30, 2018 and 2017 was $6,501 and $14,060, respectively. Depreciation expense for the three months ended June 30, 2018 and 2017 was $2,282 and $6,715, respectively.

NOTE 5 – PATENTS, TRADEMARKS AND COPYRIGHTS

Patents, trademarks and copyrights consist of legal fees paid to file and perfect these claims. The net balances as of June 30, 2018 and December 31, 2017, were $82,245 and $90,173, respectively. There were no capitalized additions to patents, trademarks and copyrights during the six months ended June 30, 2018 and the year ended December 31, 2017. For the six months ended June 30, 2018 and the year ended December 31, 2017, the Company recorded net charges of $0 and $62,857, respectively, included in general and administrative expenses, for various expired patents; the basic patents for the Cyclone technology are still protected.

As of June 30, 2018, the Company had 3 active and 8 expired patents issued on its technology both in the U.S. and internationally. Pursuant to new US Patent Office regulations, upon approval, expired patents can be reinstated upon payment of unpaid maintenance fees.

Patents, trademarks and copyrights are amortized over the life of the intellectual property which is 15 years. Amortization expenses for the six months ended June 30, 2018 and 2017 were $7,928 and $12,724, respectively. Amortization expenses for the three months ended June 30, 2018 and 2017 were $3,964 and $6,362, respectively

NOTE 6 – NOTES AND OTHER LOANS PAYABLE

A.	THIRD PARTY

A summary of non-related notes and other loans payable is as follows:

	June 30, 2018	December 31, 2017

12% convertible notes payable, maturing at various dates from November 2013 through October 2017 (A)	$72,948	$61,196

10% convertible note payable, monthly payments commencing in December 2013 through July 2014 (B)	19,963	19,963

10% convertible notes payable maturing at various dates from May 2016 through February 2017 (C)	76,000	76,000

10% convertible notes payable, maturing at various dates from December 2016 through January 2017 (D)	-	26,192

10% convertible notes payable maturing at various dates from February 2016 through August 2016 (E)	112,200	140,658

12% convertible notes payable, maturing at various dates from April 2016 through May 2016 (F)	12,832	35,936

10% note payable, maturing Feb 3, 2017	50,000	50,000

Various notes payable, maturing 2017 and 2018 (G)	72,650	72,650

6 % note payable, maturing Oct 12, 2019, (I)	1,500	1,500

Various notes payable, maturing 2017 and 2018	12,200	12,200

Total non-third-party notes –net of discount	430,293	496,295

Less-Current Portion	428,793	494,795

Total non-current third-party notes	$1,500	$1,500

(A)	Notes issued net of 10% original discount (fully amortized). This note is in default.

(B)

Note issued net of original discount (fully amortized). Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest. Unpaid interest, default penalties and default interest are included in accounts payable and accrued liabilities In 2018 the company negotiated a reduced settlement for $150,000 via the issuance of company stock.

(C)	Notes issued net of discount from derivative liabilities (fully amortized). At June 30, 2018, the Company held approximately 97 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. This note is in default.

(D)	Notes issued net of discount (fully amortized). This note is in default.

(E)	Notes issued net of discount from derivative liabilities (fully amortized). At June 30, 2018, the Company held 202 million shares in reserve to cover the potential conversion of this note into common stock pursuant to debt covenants. These notes are in default.

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

(G)	Interest on $62,000 of notes to be paid in 6,000,000 shares of restricted company common stock. Other notes are various interest rates. These notes are in default.

B.	RELATED PARTIES

A summary of related party notes and other loans payable is as follows:

	June 30, 2018	December 31, 2017

6% demand loans per Operations Agreement with Schoell Marine Inc., a company owned by Cyclone’s Chairman and controlling shareholder (A)	$143,210	$161,005
6% non-collateralized loans from officer and shareholder, payable on demand. The original principal balances were $157,101.	82,046	101,546
12% non-collateralized loans from officer and shareholder, payable on demand	12,138	21,044
Accrued Interest	126,271	116,278
Total current related party notes, inclusive of accrued interest	$363,665	$399,873

(A)	This note arose from services and salaries incurred by Schoell Marine on behalf of the Company. The Schoell Marine note bears an interest rate of 6% and repayments occur as cash flow of the Company permits.

NOTE 7 – RELATED PARTY TRANSACTIONS-Deferred Compensation

Included in accounts payable and accrued expenses - related parties as of June 30, 2018 and December 31, 2017, are $823,995 and $687,500 respectively, of accrued and deferred officers’ salaries compensation for the President and the CTO which may be paid as funds are available. These are non-interest bearing and due on demand.

NOTE 8 – PREFERRED STOCK

At June 30, 2018 and December 31, 2017, the Series A Preferred Stock had 750,000 shares authorized and no shares issued and outstanding. In the first quarter of 2018, the company has a signed binding letter of intent (“LOI”) by an investor to provide $5 million to the company for additional development of the Cyclone Engines. The payment of the $5 million is scheduled through 2020. The consideration is to be the issuance of Preferred A shares, convertible into effectively an undiluted 20% of the Common shares of the company at the completion of funding.

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

NOTE 9 – STOCK TRANSACTIONS

The Company authorized an increase of Common Stock to 6 Billion shares in the last quarter of 2017. This increase in the amount of authorized share capital is a requirement by debt covenants to cover old convertible debt. This is required as the stock price has fallen, and shares have to be available at 4 times the conversion rate.

During the six months ended June 30, 2018, the Company:

a-	Amortized (based on vesting) $549 of common stock options for employee services.

b-	Issued approximately 1,862 million shares of common stock pursuant to conversions of approximately $222,000 of notes payable, accrued interest and related liabilities.

c-	The Company issued 571 million shares of common stock valued at approximately $135,000 for accrued liabilities for consulting services.

In the first quarter of 2018, the company has a signed binding LOI from an investor to provided $5 million to the company. The consideration is to be the issuance of Preferred A shares, convertible into effectively an undiluted 20% of the Common shares of the company at the complete funding estimated through 2020. To date $259,500 has been funded by the investor.

NOTE 10 – STOCK OPTIONS AND WARRANTS

A. COMMON STOCK OPTIONS

Per the employment contracts with certain officers, for the six months ended June 30, 2018, the company issued 900,000 common stock options, valued at $180 (pursuant to the Black Scholes valuation model) that are exercisable into shares of common stock at an average exercise price of $.0002 and with a maturity life of 10 years. For the six months ended June 30, 2018, the amortization of stock options was $350, and the unamortized balance was $272. As of June 30, 2018, the intrinsic value on all options was zero.

A summary of the common stock options for the period from December 31, 2017 through June 30, 2018 follows:

	Number Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance, December 31, 2017	13,400,000	$0.064	5.8
Options issued	900,000	.0002	9.9
Options expired	-	-	-
Balance, June 30, 2018	14,300,000	$0.060	5.6

The vested and exercisable options at period end follows:

	Exercisable/ Vested Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Life (Years)

Balance June 30, 2018	12,950,000	$.055	5.3

The fair value of new stock options, re-priced stock options, new purchase warrants and re-priced purchase warrants granted using the Black-Scholes option pricing model was calculated using the following assumptions:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Risk free interest rate	2.39-2.63%	1.5-1.5%
Expected volatility	130-132%	122-134%
Expected term	3	3
Expected dividend yield	0%	0%
Average value per options and warrants	$.0002	$0009-.0015

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

B. COMMON STOCK WARRANTS

As of June 30, 2018, and December 31, 2017, there were no common stock warrants outstanding.

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

A reconciliation of the differences between the effective income tax rates and the statutory federal tax rates for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months ended June 30, 2018		Six Months ended June 30, 2017
Tax benefit at U.S. statutory rate	$77,848	21%	$247,704	34%
State taxes, net of federal benefit	14,828	4	29,142	4
Change in valuation allowance	(92,676)	(25)	(276,846)	(38)
	$-	-	$-

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at March 31 2018 and December 31, 2017 consisted of the following:

Deferred Tax Assets	June 30, 2018	December 31, 2017
Net Operating Loss Carry-forward	$11,165,972	$10,951,258
Deferred Tax Liabilities – Accrued Officers’ Salaries	(1,052,119)	(987,056)
Net Deferred Tax Assets	10,113,853	9,964,202
Valuation Allowance	(10,113,853)	(9,964,202)
Total Net Deferred Tax Assets	$-	$-

As of June 30, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $17.5 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax asset has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 12- LEASE OBLIGATIONS

A. LEASE ON FACILITIES

The Company leases a 6,000 square foot warehouse and office facility located at 601 NE 26th Court in Pompano Beach, Florida. The original lease was at an annual rent of $60,000. The lease period ended December 2016 and the current lease is monthly with a 3% rate increase. Occupancy costs for each of the six months ended June 30, 2018 and 2017 were $33,966 and $32,522, respectively. Occupancy costs for each of the three months ended June 30, 2018 and 2017 were $16,983 and $16,622, respectively.

B ..CAPITAL LEASE OBLIGATIONS

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

The balance of capitalized lease obligations payable at June 30, 2018 was $5,522, which is due during 2018.

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

NOTE 14 –CONSOLIDATED SUBSIDIARIES

In 2012, the Company established a 100% owned subsidiary (renamed) Cyclone Performance LLC (CP). The purpose of Cyclone Performance is to build, test and run a vehicle utilizing the Company’s engine. In the last quarter of 2012, the Company sold a 5% equity investment to an unrelated investor for $30,000. Subsequent to December 31, 2012, this 5% equity investment was acquired by a corporate officer of the Company. Losses of the subsidiary are currently fully borne by the Company, as there is no guarantee of future profits or positive cash flow of the subsidiary. As of June 30, 2018, the cumulative unallocated losses to the non-controlling interests of this subsidiary are approximately $1,000 and are to be recovered by the parent from future subsidiary profits if they materialize.

Effective July 24 2018, the Company has a signed agreement to sell 76% of its investment in CP for $15,000 and retain 19%. The 5% of CP equity owned by corporate officers is also to be sold. This agreement was closed and fully funded August 2, 2018.

In the May 2018, the Company established a wholly owned subsidiary, Emerging Power Solutions Inc., whose purpose is to provide alternative power solutions for various industries based on the application of the Cyclone Engine. As of June 30, 2018, there was no activity in this company.

NOTE 15 – RECEIVABLES, CONTRACT LIABILITY AND BACKLOG

As of June 30, 2018, total backlog for prototype engines to be delivered was $400,000 from the Combilift agreement, of which $100,000 has been paid and has been recorded as contract liability. As of June 30, 2018, 3 other customers have $56,950 of advances as deposits on contracts for engines to be delivered.

NOTE 16 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company had entered into convertible note agreements (subject to derivative accounting treatment). The conversion prices into common stock ranged from a discount of 30% to 45% of the lowest closing prices in the 10 to 20 trading days prior to the conversion. Under provisions of ASC Topic 815-40, this conversion feature triggered derivative accounting treatment because the convertible note was convertible into an indeterminable number of shares of common stock. The fair value of the embedded conversion option was required to be presented as a derivative liability and adjusted to fair value at each reporting date, with changes in fair value reported in the condensed consolidated statements of operation. As of June 30, 2018, the Company has outstanding stock options and convertible debt that upon exercise could exceed the number of shares authorized.

In the six months ended June 30, 2018, the Company recorded a non-cash charge of approximately $0.9 million of derivative losses related to adjusting the derivative liability to fair value. At June 30, 2018, the derivative related fair value of debt and related convertible liabilities was approximately $2.0 million. The company also amortized to interest expense $30,764 of derivative debt discount.

The Company calculates the estimated fair values of the liabilities for derivative instruments at each quarter-end using the Stochastic Process Forecasting models (Monte Carlo simulations). The volatility was based on historical volatility, the expected term is equal to the remaining term of the debt and the risk-free rate is based upon rates for treasury securities with the same term.

Volatility expected term and risk-free interest rates that had been used to estimate the fair value of derivative liabilities are indicated in the table below.

	Six Months ended June 30, 2018	Six Months ended June 30, 2017
Volatility	477-615%	121-277%
Risk Free Rate	1.73-1.93%	1.0-1.24%
Expected Term (years)	.25	.25-1.0
Dividend Rate	0%	0%

NOTE 17 – LITIGATION

Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at June 30, 2018, outstanding interest, default interest and default judgment penalties are included in accrued liabilities. In 2018, the Company negotiated a reduced settlement for $150,000 via the issuance Company stock.

In August 2016, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017. As at June 30, 2018, outstanding interest, default interest and default judgment penalties for debt are included in accrued liabilities.

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

NOTE 18 – SUBSEQUENT EVENTS

In the third quarter of 2018, the Company engaged in the following transactions:

Pursuant to the binding letter of intent by an investor to provide $5 million to the company for additional development of the Cyclone Engines the Company has met all its milestones and has received $10,000 in the third quarter of 2018.

Effective July 24 2018, the Company had a signed agreement to sell 76% of its investment in CP for $15,000 and retain 19%. As of June 30, 2018, $5,000 had been received and the balance was received on August 2 2018. The 5% of CP equity owned by corporate officers was also sold.

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

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue. The Company had no revenues in the quarters ended June 30 2018 and June 30, 2017.

Gross Profit. In the quarters ended June 30, 2018 and 2017, the company had no gross profit.

Operating Expenses.

Operating expenses incurred for the quarter ended June 30, 2018 were $329,706 as compared to $282,542 for the same period in the previous year, an increase of $47,164 or 17%. The majority of the variance was due to a higher research and development expenses of $28,304 (50%) attributable to increased engineering spending and General and Administrative expenses of $17,872 (8.1%) from consulting and professional fees.

Operating Loss. The operating losses for the quarters ended June 30, 2018 and 2017 were $329,706 and $282,542 respectively, a variance of $47,164 or 17%, due to the factors outlined above.

Other (Expense) Other expense for the quarter ended June 30, 2018 was $367,845 versus a net loss of $220,049 for the same period in the prior year, a variance of $147,796 (67%). In the second quarter of 2018 the company recognized a non-cash derivative fair value accounting related charge of $468,000 and $35,845 of interest expense partially offset by an expense accrual reduction of $136,000. The 2017 other expenses included $136,049 of interest expense, and $84,000 non-cash derivative fair value accounting related charges.

Net Loss and Loss per Share. The net loss for the quarter ended June 30, 2018 was $697,551, compared to a net loss of $502,591 for the same period in the previous year, a variance of $194,960 or 39% The net loss per weighted average share was $0.00 for both the current quarter and the prior quarter.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue. The Company had no revenues in the six months ended June 30, 2018 and June 30, 2017.

Gross Profit. In the two quarters ended June 30, 2018 and 2017, the company had no gross profit.

Operating Expenses.

Operating expenses incurred for the six ended June 30, 2018 were $578,421 as compared to $640,953 for the same period in the previous year, an decrease of $62,532 or 9.8%. The majority of the variance was due to a lower General and Administrative expenses of $136,721 (25%) from consulting and professional fees, partially offset by higher research and development expenses of $69,571 (72%) attributable to increased engineering spending.

Operating Loss. The operating losses for the six months ended June 30, 2018 and 2017 were $578,421 and $640,953, respectively, a favorable variance of $62,532 or 9.8%, due to the factors outlined above.

Other Expense. Net other expense for the six months ended June 30, 2018 was $858,750 versus a net loss of $664,424 for the same period in the prior year, a variance of $194,326 or 29%. In the first half of 2018 the company recognized a non-cash fair value derivative debt related charge of $892,968, and $104,201 of interest expense partially offset by an expense accrual reduction of $136,000. The comparable period for 2017 other expenses includes $407,467 of non-cash fair value derivative debt related charges, $186,023 of interest expense and a $70,934 loss on settlement of debt and liability with company stock.

Net Loss and Loss per Share. The net loss for the six months ended June 30, 2018 was $1,437,171, compared to a net loss of $1,305,377 for the same period in the previous year, a variance of $131,794 or 10% The net loss per weighted average share was $0.00 for both the current six months and the comparable period of the prior year.

Liquidity and Capital Resources

At June 30, 2018, the approximate net working capital deficiency was $5.77 million as compared to a deficiency of $5.44 million at December 31, 2017, a variance of $.33 million (6%).

For the six months ended June 30, 2018, cash increased by $29,742. Funds were provided by $249,500 in proceeds from the series A preferred stock subscription, a $143,468 increase in accounts payable and accrued expenses and a $130,287 net increase in related party accrued expenses and notes payable. Funds were used by the net loss of $1,437,171. Non-cash charges were $892,968 from fair value derivative accounting charges and $30,764 of amortized derivative debt discounts.

For the six months ended June 30, 2017, cash decreased by $591. This is reflective of funds used by the net loss of $1,305,377 partially offset by funds provided by debt proceeds of $124,650, higher accounts payable and accrued expenses of $414,086 and a net increase of $152,025 in related party notes payables and accrued expenses. Non-cash charges include a $70,934 loss recognized by settling debt with common stock and $493,083 of non-cash charges from fair value derivative accounting and discount amortization.

Cash Flow Management Plan

As shown in the accompanying financial statements, the Company sustained substantial operating losses and other expenses for the six months ended June 30, 2018 of approximately $1.4 million. Cumulative operating and other losses since inception are approximately $64.4 million. The Company has a working capital deficit at June 30, 2018 of approximately $5.8 million. There is no guarantee whether the Company will be able to support its operations on a long-term basis. This raises doubt about the Company’s ability to continue as a going concern. If additional funds cannot be raised or otherwise generated, the Company may be forced to reduce staff, minimize its research and development activities, or in a worst-case scenario, shut-down operations.

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

Our goals for the remainder of 2018 and 2019 are to sell the Mark 1 and Mark 3 engine (with the TAW generator) to commercial customers and distributors. We are developing the Mark 5 engine for incorporation into solar power systems that will be sold via our investment partner.

Funding in 2018 to complete various Company projects has been negotiated with an investor that wants to integrate Cyclone technology with its Solar products. Final testing of the Mark 10 1500 horse power unit is projected by year end. The new Thermal Storage unit for the 1-Megawatt Microgrid market and the Cyclone solar trough is expected to be manufactured early next year by our teaming partner. It is currently under Beta testing.

Through the first half of 2018, an investor provided $249,500 for additional development of the Cyclone Engines as part of a binding letter of intent for $5 million. The consideration is to be the issuance of Preferred A shares, convertible into effectively undiluted 20% of the Common shares of the Company at the completion of funding. The funds are to be paid over a 2-year period upon reaching various milestones.

Our auditors have issued a going concern opinion for the years ended December 31, 2017 and 2016. Management is optimistic, however, that revenue can be generated shortly, and that funding has been secured in 2018 through 2020 to maintain operations and development at the current and at an accelerated pace.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018 and December 31, 2017.

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

●

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, we are not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2018 and December 31, 2017. In making these assessments, our management applied the integrated framework and criteria which has been developed and set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (Revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Based on this evaluation, our management concluded that as of June 30, 2018 and December 31, 2017 our internal control over financial reporting was not effective due to certain material weaknesses. These identified material weaknesses included (i) an insufficient accounting staff; (ii) limited checks and balances in processing cash and other transactions; and (iii) lack of sufficient active independent directors and an independent audit committee.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Effective May 8, 2016, the Company is subject to a default judgment of approximately $175,000, plus subsequent penalty interest for non-payment of convertible debt and interest Tonaquint Inc. filed and received a judgment and the Company is negotiating a reduced settlement. As at June 30, 2018, outstanding interest, default interest and default judgment penalties are included in accrued liabilities. In 2018, the Company negotiated a reduced settlement for $150,000 via the issuance Company stock.

In August 2016, the Company is subject to litigation of approximately $150,000, plus subsequent penalty interest for non -payment of a liability. JSJ filed and received a judgment and the Company entered into a settlement agreement for conversion of judgment based on value and conversions of original note on January 9, 2017. As at June 30, 2018, outstanding interest, default interest and default judgment penalties for debt are included in accrued liabilities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first half of 2018 the Company issued 2.4 billion shares of restricted common stock in settlement of debt, accrued liabilities and related interest of approximately $355,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

A summary of non-related notes in default as of June 30, 2018, is as follows:

12% convertible notes payable, maturing at various dates from November 2013 through October 2017	$72,948
10% convertible note payable, monthly payments commencing in December 2013 through July 2014	19,963
10% convertible notes payable maturing at various dates from May 2016 through February 2017	76,000
10% convertible notes payable maturing at various dates from February 2016 through August 2016	112,200
12% convertible notes payable, maturing at various dates from April 2016 through May 2016	12,832
10% note payable, maturing Feb 3, 2017	50,000
Various notes payable, maturing 2017 and 2018	72,650
Total non-related third-party notes in default	416,593

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS:

The Company filed all required exhibits for this period in this 10Q.

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

Cyclone Power Technologies, Inc.

August 31, 2018	/s/ Frankie Fruge
Frankie Fruge
President (Principal executive officer)
and Secretary

August 31, 2018	/s/ Bruce Schames.
Bruce Schames
Chief Financial Officer
(Principal financial and accounting officer)

